Form 10KSB
period 1996-03-31
TESCORP INC
filed 1996-07-01
CIK 865457

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended March 31, 1996
                                      OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 0-18663
                     ------------------------------------

                                 TESCORP, INC.
                (Name of small business issuer in its charter)

                Texas                           74-2129403
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)        Identification No.)

     327 Congress Avenue, Suite 200               78701
             Austin, Texas                      (Zip Code)
(Address of principal executive offices)

                Registrant's telephone number:  (512) 476-2995

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.02 per share
                               (Title of class)

                  Series 1990 10% Convertible Preferred Stock
                               (Title of class)

                         -----------------------------
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            YES   X    OR NO
                               -------      -------

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  Issuer's revenues for the fiscal year ended March 31, 1996:  $16,009,116

  At June 19, 1996 the aggregate market value of Common Stock, $0.02 par value of the Registrant held by non-affiliates was $37,227,368.
                                               -----------
  At June 19, 1996, the aggregate market value of Series 1990 Convertible Preferred Stock, $1.00 par value, held by non-affiliates was $3,591,074.
                                                               ----------
  At June 19, 1996, the aggregate market value of Series 1995 Convertible Preferred Stock, $1.00 par value, held by non-affiliates, based upon the market value of Common Stock into which the Series 1995 Convertible Preferred Stock was convertible, was $18,567,936.
                             -----------
  At June 19, 1996, the registrant had 12,790,737 outstanding shares of Common
  Stock, $0.02 par value.              ----------

                                    PART I
                                    ------


ITEM 1.   DESCRIPTION OF BUSINESS
- ---------------------------------


The Company

  General.  Tescorp, Inc. (referred to herein collectively with its subsidiaries
  -------
as "Tescorp" or the "Company"), is a Texas corporation that was organized in 1980. The Company is engaged in the business of acquiring and developing cable television systems and communications properties in Latin America. During the fiscal year ended March 31, 1996, the Company continued to concentrate its operations in Argentina.

  Effective as of April 1994, the Company entered into a contractual joint venture (the "Joint Venture") to acquire cable television and communications properties in Latin America. To facilitate the Company's participation in the Joint Venture, the Company organized two new subsidiaries: Austral Communications Corp. ("Austral"), a Texas corporation which is a wholly owned subsidiary of the Company, and Comunicaciones Austral S.A. ("CASA"), an Argentine Sociedad Anonima which is a 97 percent owned subsidiary of Austral. To facilitate the activities of the Joint Venture in Argentina, the Company and its partners in the Joint Venture (the "Joint Venture Partners") have organized three new Argentine Sociedades Anonimas both of which are 97 percent owned by
Austral: CableDifusion S.A. ("Cabledifusion") and SMR S.A. ("SMR") (Cabledifusion and SMR are collectively referred to herein as the "Argentine Joint Venture Companies").

  CableDifusion is responsible for the management of the Argentine Cable Companies. SMR, which was originally organized to pursue licenses to own and operate businesses deploying Enhanced Specialized Mobile Radio and/or related technologies in Argentina, has been utilized to facilitate Austral's acquisition of direct ownership interests in certain Argentine cable companies. Transcable S.A. was only recently formed, and conducted no operations during the fiscal year ended March 31, 1996.

  During the two fiscal years ended March 31, 1996, the Company loaned or committed to loan to the Joint Venture Partners, CASA and SMR an aggregate of $29.1 million (the "Partner Loans") for the purpose of acquiring, pursuant to the Joint Venture, the following eight Argentine companies which own and operate cable television systems in Argentina (the "Argentine Cable Companies"):
Televisora Austral S.A. ("Televisora Austral"), CableMax S.A. which was formerly known as Canal 2 TV Austral S.A. ("CableMax"), Reconquista Televisora Color S.A. ("RTC"), Avellaneda Video Cable S.A. ("AVC"), Cable Vision Gallegos S.R.L. ("CVG"), Teveca S.R.L. ("Teveca"), CablePlus S.A. ("CablePlus"), and SIR TV S.R.L. ("SIR TV"). The location of the cable television systems operated by the Argentine Cable Companies follows below.

Name of Company             Location (City-Province)
- ---------------             ------------------------

Televisora Austral      Ushuaia-Tierra Del Fuego Province

CableMax                Rio Gallegos-Santa Cruz Province

RTC                     Reconquista-Santa Fe Province

AVG                     Avellaneda-Santa Fe Province

CVG                     Rio Gallegos-Santa Cruz Province

Teveca                  San Carlos de Bariloche-Rio Negro Province

CablePlus               San Carlos de Bariloche-Rio Negro Province

SIR TV                  Trelew, Rawson and Puerto Madryn-Chubut Province

  Ownership of the Argentine Joint Venture Companies and Argentine Cable Companies is held subject to the Joint Venture Agreement by the Joint Venture partners or nominees of the Company. Pursuant to the Joint Venture Agreement, the Company owns 97 percent of the economic interests held by the Joint Venture Partners and nominees in the Argentine Cable Companies, subject to a one percent profits interest granted by the Company to an individual. The Joint Venture structure was adopted to comply with Argentine regulatory policies in effect prior to March 31, 1995. In response to changes in regulatory conditions, the Company has undertaken a reorganization of its interests in the Argentine Joint Venture Companies and Argentine Cable Companies. Austral will acquire direct record ownership of 97.0 percent of each of the Argentine Joint Venture Companies. Concurrently, the Argentine Joint Venture Companies will acquire over 99 of the record ownership interests in Televisora Austral, CableMax, RTC, AVC, and SIR TV, and 80 percent of Teveca and CablePlus.

  The Joint Venture will continue to hold the equitable, or economic interests in the Argentine Cable Companies. Through the Joint Venture, and after giving effect to the one percent contractual profits interest in Austral granted by the Company, the Company will hold approximately 96 percent of the economic interests in Televisora Austral, CableMax, RTC, AVC, and SIR TV, and approximately 77 percent of Teveca and CablePlus.

  The Company had three wholly owned subsidiaries (in addition to Austral) that had limited operations during fiscal 1996: Metserco Holdings, Inc. ("Metserco Holdings") which is the sole stockholder of Metserco Corporation ("Metserco") and Tescorp International, B.V. ("Tescorp International"). Metserco Holdings, a Delaware corporation (formerly Clif Mock Company) and Metserco Corporation, were engaged in the business of selling oilfield equipment, but since July 1993 they have been inactive and conduct no material operations. Tescorp International, a Netherlands corporation, was formed to facilitate international business activities of the Company; however, at the present time, it is inactive and is being dissolved.


  The overall operations of the Company are supervised by a corporate office ("Tescorp Corporate") located in Austin, Texas. Tescorp Corporate is responsible for preparing and implementing strategic plans, making investment and capital allocation decisions, managing shareholder relations, coordinating financial reporting activities, administering employee benefit plans, and managing the general business affairs of the Company. The organizational chart for the Company, excluding the Argentine Cable Companies which are held subject to the Joint Venture, may be described as follows.

     (1)  parent corporation:  Tescorp, Inc.;

     (2) immediate subsidiaries of parent corporation: (i) Metserco Holdings, Inc. f/k/a Clif Mock Company, (ii) Austral Communications Corp., (iii) Tescorp International, B.V.;

     (3) indirect subsidiaries of parent corporation: (i) Metserco Corporation (direct subsidiary of Metserco Holdings, Inc.), (ii) Comunicaciones Austral, S.A. (97.0 percent owned by Austral), (iii) CableDifusion S.A. (97.0 percent owned by Austral), (iv) SMR, S.A. (97.0 percent owned by Austral), (v) Transcable S.A. (97.0 percent owned by Austral).


  History.  The Company was formed in 1980 to acquire small, growing businesses
  -------
in the oil service industry. The Company was successful in consummating acquisitions; however, by 1983, worldwide oil and gas exploration activities had declined significantly. As a consequence, the Company began to incur significant operating losses, and acquisition activities were curtailed. In mid-1983, the Company retained new corporate managers with significant industry experience, and efforts were commenced to restructure the Company operationally and financially. The operational restructuring of the Company entailed a streamlining and consolidation of the Company's business activities. This was accomplished through a series of divestitures, asset sales, and internal mergers.


  Concurrent with the operational restructuring, the Company restructured financially by reducing outstanding debt balances, extending loan maturities, and selling additional equity. Jack R. Crosby, the principal stockholder of the Company, facilitated the financial restructuring by infusing significant amounts of new capital into the Company through the acquisition of equity securities and the assumption and/or guaranty of certain debt obligations. By the end of 1985, the financial stability of the Company had been restored. In 1986, Mr. Crosby merged Metserco, which had been operated by the Company since its acquisition by Mr. Crosby in 1984, into Metserco Holdings.


  American Century Corporation Asset Acquisition.  On July 11, 1990, the
  ----------------------------------------------
Company acquired substantially all of the assets, consisting primarily of cash and mortgage receivables (the "ACC Assets"), of American Century Corporation ("ACC"), a publicly held Delaware corporation. The Company consummated the asset acquisition by issuing to the creditors and shareholders of ACC shares of Series 1990 Convertible Preferred Stock, shares of Common

Stock, and warrants to purchase shares of Common Stock. Additionally, the Company issued to a former executive of ACC and his partner options to purchase shares of Common Stock as compensation for services rendered in connection with the transaction. Concurrent with its issuance of the securities, the Company filed a Form 10 with the Securities and Exchange Commission and obtained the approvals necessary for its stock to be publicly traded. Thus, immediately after the Company's acquisition of the ACC Assets, the Company's securities began trading publicly on the National Association of Securities Dealers Automated Quotation System.


  The Company used the ACC Assets to consummate acquisitions, pay preferred dividends, and meet general corporate obligations. The Company did not experience any material change in the operation of any portion or segment of its business as a result of its acquisition of the ACC Assets.


  Sale of Metserco Holdings.  Effective July 8, 1993, substantially all of the
  -------------------------
assets of Metserco Holdings and certain assets of its wholly owned Metserco subsidiary were sold to a wholly owned subsidiary of Wheatley*TXT. The consideration paid for such assets of Metserco Holdings and its subsidiary was $5.0 million in cash and a promissory note (the "Wheatley*TXT Note") executed by Wheatley*TXT payable to Metserco Holdings in the principal amount of $1.0 million.


  The $1.0 million balance of the Wheatley*TXT Note was convertible into Common Stock of Wheatley*TXT at a conversion price of $13.11 per share of Wheatley*TXT Common Stock, which was equal to 125.0 percent of the average closing price of the Wheatley*TXT Common Stock as reported on NASDAQ for the fifteen trading days immediately preceding the closing. Wheatley*TXT was sold to Dresser Industries ("Dresser"), a New York Stock Exchange traded company, which resulted in the Wheatley*TXT Note being converted into Dresser Common Stock instead of Wheatley*TXT Common Stock. The Company sold the Dresser Common Stock in August 1994 and realized net proceeds from the sale of approximately $1.1 million.


  Sale of Tescorp Seismic.  Effective February 9, 1994, the Company sold
  -----------------------
substantially all of the assets of Tescorp Seismic Products Company ("Tescorp Seismic") and the stock of Reed Products, Inc. ("Reed") to a wholly owned subsidiary of Input/Output, Inc. ("I/O"). The consideration paid for such assets of Tescorp Seismic and the stock of Reed was $4.4 million in cash and a promissory note executed by I/O payable to the Company in the principal amount of $2.0 million which was paid in full on June 1, 1994.


  Latin American Cable Operations.  In April 1994, the Company and the Joint
  -------------------------------
Venture Partners entered into a contractual joint venture agreement (the "Joint Venture Agreement") to initiate the Joint Venture for the purpose of acquiring cable television and communications properties in Latin America. The Company utilized the Joint Venture structure because of the prevailing regulatory climate in Argentina (see "Regulation" below). During the two year period ended March 31, 1996, the Company had loaned or committed to loan to the Joint Venture Partners, CASA and SMR an aggregate of $ 29.1 million in the form of Partner Loans. Proceeds from the Partner Loans were used by the Joint Venture Partners to acquire, subject to the Joint Venture, ownership interests in the eight Argentine Cable Companies that own and operate cable television systems providing cable television service to Argentine cities in five provinces. In addition, the Company provided funds for the purpose of paying the debts of and making improvements to the operations of the Argentine Cable Companies and financing the formation and initial costs of the Argentine Joint Venture Companies.

  Upon commencement of the Joint Venture, the Company held through Austral a
90.0 percent joint venture interest in the Argentine Cable Companies and Argentine Joint Venture Companies. The Company granted to two domestic partners an aggregate 6.6 percent indirect interest in its interests in the Joint Venture. Thus, the Company initially held an indirect 84.0 percent interest in the economic benefits of the Argentine Cable Companies and Argentine Joint Venture Companies which were obligated to repay the loans granted by Austral to the Joint Venture Partners. The effect of this arrangement was to provide the Company with an opportunity to recoup all funds invested through the repayment of the principal of the Partner Loans, a return equal to the interest accrued and paid on the Partner Loans and 84 percent of all remaining economic benefits associated with the Argentine Cable Companies and Argentine Joint Venture Companies.

     In fiscal 1996, the Company increased to 96 percent its joint venture interest in the Argentine Cable Companies and Argentine Joint Venture Companies. To effect this increase, the Company converted approximately 75.0 percent of the 16 percent joint venture and profits interests held by the Joint Venture Partners and certain other parties in the Argentine Cable Companies and Argentine Joint Venture Companies into direct ownership interests in the Company. To effect this conversion, the Company issued 534,616 shares of its newly issued Common Stock (the "Conversion Shares") and 3.0 percent of the stock of CASA.

     Management believes that the Company is now legally permitted to hold direct interests in the Argentine Cable Companies and Argentine Joint Venture Companies as a result of two developments: first, the October 1994 ratification of the Bi-Lateral Trade Agreement between the United States and the Republic of Argentina (the "Trade Treaty"); and second, the March 1995 promulgation by the Argentine government of regulations pertaining to the ownership of cable television properties. See "Regulation" below.

     The Company has undertaken a reorganization of its interests in the Argentine Joint Venture Companies and the Argentine Cable Companies based upon these developments. Pursuant to this reorganization, Austral will acquire a 97 percent ownership interest in the Argentine Joint Venture Companies, and CASA and SMR will acquire record ownership of substantially all of the ownership interests in the Argentine Cable Companies held by the Joint Venture Partners. The Joint Venture will continue to hold the equitable, or economic interests in the Argentine Cable Companies. In connection with this reorganization, Austral will contribute the Partner Loans to CASA and SMR, which will cancel the loans in consideration of the transfer of record ownership in the Argentine Cable Companies. CASA and SMR will issue aportes irrevocable, or rights to subscribe for preferred stock, to Austral in an amount equal to the outstanding balance of the Partner Loans with accrued interest as of the effective date of the reorganization. The Joint Venture Agreement will be amended concurrently with these transactions to provide that, notwithstanding the cancellation of the Partner Loans, Austral will be entitled to receive all cash proceeds generated by the Argentine Cable Companies until it has recouped an amount equal to the cancelled Partner Loans plus a return from redemptions by CASA and SMR of the aportes irrevocable or redemptions of the preferred stock issued upon exercise of aportes irrevocable, dividends on any preferred stock issued, and Joint Venture distributions. Following the recovery of its investment plus a return, the Company will have a 96 percent interest in all remaining economic benefits associated with the Argentine Joint Venture Companies and the Joint Venture's interests in the Argentine Cable Companies.

     The Company's ability to hold direct ownership interests in the Argentine Cable Companies will be subject to (i) the Company's satisfaction of all Argentine legal requirements governing the issuance and transfer of licenses to operate cable television systems in Argentina, and (ii) the conversion to Sociedades Anonimas (effectively, corporations) of certain of the Argentine Cable Companies presently organized as Sociedades de Responsibilidad Limitada (the equivalent of limited partnerships). There can be no assurance that such conditions will be satisfied.

     The Joint Venture is managed by CASA as Managing Venturer. Cabledifusion, one of the Argentine Joint Venture Companies, has entered into contractual agreements providing for its management of the Argentine Cable Companies.

Regulation

     The Comite Nacional de Radiodifusion ("COMFER"), an Argentine governmental agency which is similar to the Federal Communications Commission in the United States, licenses and regulates cable television operations in Argentina. Prior to October 20, 1994, Argentine law was unclear as to whether persons or entities other than Argentine citizens could legally hold licenses to operate cable television systems, and management was advised that COMFER would likely reject applications to operate such systems submitted by non-Argentine citizens.

     Effective October 20, 1994, the United States and Argentina ratified the Trade Treaty which provided, among other things, for the ownership of Argentine cable television systems by companies domiciled in the United States. Effective March 27, 1995 COMFER promulgated regulations relating to the licensure and approval of companies domiciled in the United States to own and operate Argentine cable television systems, and a representative of COMFER has indicated to the Company's management that COMFER no longer will distinguish between Argentine and U.S. applicants in the licensure process.

     Based on advice it has received, management is of the opinion that U.S. companies will be licensed to own and operate Argentine cable television systems. To date and to the best knowledge of the management of the Company, COMFER has formally approved or licensed two U.S. companies; however, the Company has no assurance that COMFER will approve its licensure. Management is currently seeking licensure of the Company or its subsidiaries with the assistance of the Joint Venture Partners and local counsel. A decision by COMFER to deny the licensure of the Company or its affiliated entities to own and operate cable television systems in Argentina could have a material adverse impact on the operations and value of the Company.

Argentine Cable Companies


     The principal assets of the Company are its interests in the Argentine Cable Companies through the Joint Venture. A description of each of the Argentine Cable Companies follows below.

                                               TOTAL         ESTIMATED
      NAME OF COMPANY   LOCATION OF          PURCHASE       SUBSCRIBERS
                        OPERATIONS            PRICE*          3/31/96
- ------------------------------------------------------------------------
Televisora Austral     Ushuaia, Tierra       $1,500,000         5,900
                       del Fuego

CableMax               Rio Gallegos,         $4,900,000        13,100
                       Santa Cruz

RTC                    Reconquista,          $4,587,000         9,000
                       Santa Fe

AVC                    Avellaneda,           $1,320,000      Included
                       Santa Fe                              with RTC

CVG                    Rio Gallegos,         $1,850,000      Included
                       Santa Cruz                            with
                                                             CableMax

Teveca and CablePlus   San Carlos de         $6,480,000         9,900
                       Bariloche,
                       Rio Negro

SIR TV                 Trelew, Rawson &      $6,500,000        13,600
                       Puerto Madryn,
                       Chubut Province

- ---------------
     * For the purposes of this table, the calculation of total purchase price includes the total amount of funds paid to the sellers at closing, and the estimated amount of seller notes or deferred payments which will be owed to the sellers in the future in connection with the acquisition. The estimated amount of funds contributed or to be contributed to the acquired companies on or about the date of closing for the purpose of paying closing costs was approximately $500,000 in the aggregate.


     Televisora Austral. On April 5, 1994, Austral committed to loan to the
     ------------------
Joint Venture Partners $1.5 million (the "Televisora Austral Loan") to acquire the outstanding equity of Televisora Austral subject to the Joint Venture Agreement. Televisora Austral operates the cable television system serving Ushuaia, the capital of the Argentine Province of Tierra del Fuego. On April 7, 1994, the Joint Venture Partners acquired Televisora Austral for approximately $1.5 million (which included the assumption of certain liabilities) payable as follows: $750,000 at closing and $750,000 payable over the succeeding 12 month period.

     At March 31, 1996, Televisora Austral provided cable television service to approximately 5,900 subscribers at a base rate of A$P 45.00 per month. Ushuaia has a population of approximately 30,000 persons residing in approximately 10,000 households.

     Televisora Austral, which is the only provider of cable television service in Ushuaia, competes against TV Nieve S.R.L. ("TV Nieve"), a local Microwave Multi-Point Distribution System ("MMDS") which provides a service similar to cable television. See "Competition". Subsequent to the close of fiscal 1996, Televisora Austral acquired 99.9 percent of the ownership of TV Nieve for approximately $1.3 million using the proceeds of a loan provided by Austral.

     CableMax/CVG.  On August 16, 1994, Austral committed to loan to the Joint
     ------------
Venture Partners $5.5 million (the "CableMax Loan") to acquire 100.0 percent of the outstanding equity of CableMax (formerly known as Canal 2 TV Austral S.A.) subject to the Joint Venture Agreement. On the same day, the Joint Venture Partners acquired CableMax for $4.9 million, with adjustments for certain changes in asset and liability balances. CableMax operates a cable television system serving Rio Gallegos, the capital of the Argentine Province of Santa Cruz.

     In February 1995, Austral committed to loan to the Joint Venture Partners $1.9 million (the "CVG Loan") to acquire 100.0 percent of the outstanding equity of CVG subject to the Joint Venture. Effective March 1, 1995, the Joint Venture Partners acquired CVG for $1.9 million payable as follows: $450,000 payable in cash at closing and $1.4 million payable in the succeeding 14 months. CVG operated a cable television system serving Rio Gallegos which was in direct competition with CableMax.

     Concurrent with the acquisition of CVG, the operations of CVG were consolidated into CableMax. At March 31, 1996, CableMax and CVG provided cable television service to approximately 13,100 subscribers at a base rate of A$P
35.00 per month. Rio Gallegos has a population of approximately 65,000 persons residing in approximately 19,000 households.

     At present, CableMax and CVG are the only providers of cable television service in Rio Gallegos, and no MMDS competitor provider offers service in the community.

     RTC/AVC.  On December 9, 1994, Austral committed to loan to the Joint
     -------
Venture Partners $4.8 million (the "RTC Loan") to acquire 100.0 percent of the outstanding equity of RTC subject to the terms of the Joint Venture. On the same day, the Joint Venture Partners acquired RTC for $4.6 million payable as follows: $2.8 million payable in cash at closing and $1.8 million payable over the succeeding year. RTC operates a cable television system serving Reconquista in the Argentine Province of Santa Fe.

     On or about February 7, 1995, Austral committed to loan to the Joint Venture Partners $1.3 million (the "AVC Loan") to acquire 100.0 percent of the outstanding equity of AVC subject to the Joint Venture. On February 7, 1995, the Joint Venture Partners acquired AVC for $1.3 million payable as follows:
$900,000 payable in cash at closing and approximately $400,000 payable in the succeeding ten months. AVC operated a cable television system serving Avellaneda, a city located near Reconquista in the Argentine Province of Santa Fe.

     Concurrent with the acquisition of AVC, the operations of AVC were consolidated into RTC, and the combined systems are now operated in the two communities under the name "ARTV". At March 31, 1996, RTC and AVC provided cable television service to approximately 9,000 subscribers at a base rate of A$P 24.00 per month. Reconquista and Avellaneda have an aggregate population of approximately 64,000 persons residing in approximately 17,000 households.

     At present, RTC and AVC provide cable television service in competition with SIS TV S.R.L. ("SIS TV") and the operator of an Ultra High Frequency ("UHF") system. Subsequent to the close of fiscal 1996, RTC entered into a contract to acquire 99.9 percent of the ownership of SIS TV for approximately $1.5 million. The contract to acquire SIS TV is subject to the fulfillment of numerous conditions, and management anticipates that Austral will loan to RTC the funds necessary to acquire SIS TV, if the acquisition is consummated.

     Teveca/CablePlus.  In July 1995, Austral committed to loan to the Joint
     ----------------
Venture Partners $6.6 million (the "Teveca Loan") to acquire 80.0 percent of the outstanding equity of Teveca and CablePlus subject to the Joint Venture Agreement. Teveca operates a cable television system serving San Carlos de Bariloche in the Argentine Province of Rio Negro.

     On July 3, 1995, the Joint Venture Partners acquired the 80.0 percent interest in Teveca and CablePlus for approximately $6.5 million including the assumption of certain liabilities. The assets of CablePlus have been contributed to Teveca, and CablePlus is being liquidated.

     At March 31, 1996, Teveca (including CablePlus) provided cable television service to approximately 9,900 subscribers at a base rate of A$P 35.00 per month. San Carlos de Bariloche has a population of approximately 78,000 persons residing in approximately 24,000 households.

     Teveca, which is the only provider of cable television service in San Carlos de Bariloche, competes against a local Ultra High Frequency system ("UHF") which provides a service similar to cable television. Management believes that the UHF competitor offers poorer service and has fewer subscribers than Teveca.

     SIR TV. In December 1995, Austral committed to loan to the Joint Venture
     ------
Partners $6.7 million (the "SIR TV Loan") to acquire the outstanding equity of SIR TV subject to the Joint Venture. SIR TV operates a cable television system serving the following cities located in Chubut Province: Trelew, Rawson (which is the Provincial capital), and Puerto Madryn. On December 20, 1995, the Joint Venture Partners acquired SIR TV for approximately $6.5 million including the assumption of certain liabilities.

     At March 31, 1996, SIR TV provided cable television service to approximately 13,600 subscribers at a base rate of A$P 30.00 per month. Trelew, Rawson and Puerto Madryn have an aggregate population of approximately 165,000 persons residing in approximately 46,000 households.

     The cable television markets in Trelew, Rawson and Puerto Madryn are highly competitive, and SIR TV has multiple cable television competitors in each market. See "Competition". Subsequent to the close of fiscal 1996, Transcable S.A., a new Sociedad Anonima organized by the Company to consolidate the Trelew, Rawson and Puerto Madryn markets, acquired all of the assets of Canal 4 Rawson ("Canal 4 Rawson") for approximately $500,000 using the proceeds of a loan provided by Austral. Canal 4 Rawson provides cable television service in competition to SIR TV in Rawson.

CASA and the Argentine Joint Venture Companies

     To facilitate the Company's participation in the Joint Venture, the Company organized CASA. To facilitate the activities of the Joint Venture in Argentina, the Company and the Joint Venture Partners formed Cabledifusion and SMR. CASA was utilized to facilitate the Company acquiring a direct ownership interest in certain of the Argentine Cable Companies. Additionally, it conducts other business development activities.

     Cabledifusion was formed for the purpose of providing management services to the Argentine Cable Companies. Cabledifusion is presently under contract to manage the Argentine Cable Companies. Additionally, it conducts other business development activities.

     SMR, which was originally organized to pursue licenses to own and operate businesses deploying Enhanced Specialized Mobile Radio and/or related technologies in Argentina, was utilized to facilitate Austral's acquisition of a direct ownership interest in certain of the Argentine Cable Companies.

Competition

     Cable television systems, such as the systems operated by the Argentine Cable Companies, are subject to competition from several alternative means of signal transmission including but not limited to Microwave Multi-Point Distribution Systems ("MMDS"), ultra high frequency systems ("UHF"), Microwave Master Antenna Television Systems ("MATV"), Satellite Master Antenna Television Systems ("SMATV"), Direct Broadcast Satellite ("DBS"), and Home Satellite Television Systems ("HSTV"). Additionally, cable television systems are also subject to competition from other cable television competitors, the telephone companies and videocassettes.

     In MMDS, satellite transmissions of television signals are received via antenna at a central "head end" facility. The signal is transmitted via microwave on a "line of sight" basis to an antenna situated on or near the subscriber's home. The microwave signal is converted into a lower frequency and transmitted via coaxial cable to the converter installed on the subscriber's television. The signal is de-scrambled by the converter and transmitted to the television. In Argentina, MMDS commonly competes with cable television. The advantages of MMDS compared to cable television include the ability to transmit programming on a line-of-sight basis to a large market area without the necessity of building a cable infrastructure. The disadvantages of MMDS compared to cable television include but are not limited to the cost of equipment, potential reception problems caused by changing weather conditions, and the need to maintain a "line of sight" between the subscriber and the "head end" or "beam bender".

     UHF systems operate in a manner similar to MMDS but at different frequencies. As with MMDS, UHF commonly competes with cable television in Argentina. The same advantages and disadvantages of MMDS apply to UHF.

     In MATV, satellite transmissions of television signals are received via antenna at a central "head end" facility. The signal is transmitted via microwave or coaxial cable to a master antenna at the subscribers home (typically, MATV is used to provide service to apartment complexes, condominium complexes or townhouse clusters). The master antenna serves all the homes in the complex or cluster. At the master antenna, the signal is converted into a lower frequency and transmitted via coaxial cable to the subscriber's residence. In Argentina, MATV is used in certain circumstances; however, it is not generally considered to be a major competitor to cable television. In certain circumstances, MATV operations obtain signal from cable television operators.

     SMATV is similar to MATV. The major difference is that the television signal is transmitted to the "master antenna" by satellite rather than by microwave or coaxial cable. In Argentina, SMATV is used in certain circumstances; however, it is not generally considered to be a major competitor to cable television. In certain circumstances, SMATV operations obtain signal from cable television operators.

     In DBS, the television signal is transmitted via satellite to an antenna installed at the subscribers residence or office. The signal is transmitted via coaxial cable to a down converter which changes the frequency of the signal and then via coaxial cable to a converter installed on the subscriber's television. The signal is descrambled by the converter and transmitted to the television. DBS will reportedly be made available throughout Latin America by at least three competitive providers beginning in 1996. The advantages of DBS include the quality of signal and quantity of channel offerings. Management of the Company believes that disadvantages of DBS, especially with regard to Argentina, are: the high subscriber equipment costs; the lack of local programming offered (e.g. local news, weather and sports) which has been historically produced and delivered by cable television operators; the relatively high penetration of cable into Argentine households (approximately 45.0 percent); and the relatively low penetration of telephones into households which will likely inhibit impulse purchases of "pay per view" programming.

     HSTV is transmitted in a manner similar to that of DBS. HSTV is not a major competitor due to the cost of the necessary equipment, the necessity to subscribe to many scrambled channels distributed via satellite, and the complexity and unreliability of the equipment.

     In Argentina, competition among multiple cable television operators in a given market is not uncommon. Competing against a well-established cable television operator is sometimes economically difficult and can reduce market share and pricing flexibility.

     In the United States, regional telephone companies have announced plans to begin offering cable television service through fiber optic trunk lines and coaxial or copper drops or distribution networks. Such services have not yet been offered in Argentina; however, it has been reported that affiliates of the two Argentine telephone companies have acquired a minority interest in major Argentine cable television operators. At present, Argentine telephone companies are prohibited from supplying video programming to subscribers. However, active discussions are reportedly occurring in the executive and legislative branches of the Argentine government with regards to a possible deregulation of the telecommunications industry, including deregulation of providers of voice, data and video services. Management of the Company believes that the Argentine telecommunications industry may be deregulated during the period from 1998 to 2000, and that such deregulation could lead to direct competition among telephone companies and cable television companies with regard to the supply of voice, data and video signals. Such competition, if it materializes, could adversely affect the business of the Company, but may also create new opportunities.

     Videocassettes obtained through purchase or rental are an entertainment alternative to cable television. While users must incur the cost of acquiring a videocassette player, the price of such players has declined significantly in recent years. Management of the Company believes that videocassettes are not significant competitive threats to cable television. To the contrary, management of the Company believes that high videocassette player penetration in certain markets is indicative of a potentially strong cable television market.

Financial Reporting - Comparability

     Prior to March 31, 1995, the Company reported its holdings in the Latin American Operations as "Notes Receivable," and did not consolidate the financial results of those operations because the requirements for consolidation, as set forth in FASB No. 94, had not been met. The Company began preparing its balance sheet on a consolidated basis to include the Latin American Operations in its annual report on Form 10-KSB for the fiscal year ended March 31, 1995, and consolidated the statement of income for these operations in the periods beginning April 1, 1995. This resulted in the elimination of the line item for Notes Receivable and significantly different balance sheet presentation for the Company's Latin American Operations beginning with the Form 10-KSB for the year ended March 31, 1995, and on subsequent periodic reports. Beginning April 1, 1995, the Company began reporting revenue and expenses of the Latin American Operations, which are earned and paid in Argentine pesos, in U.S. dollars for purposes of financial presentation. The Company will continue to report its Latin American Operations in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), but has acquired, and expects to continue to acquire, communications properties whose records have not been maintained according to those standards or according to accounting standards typically seen at equivalent systems in the United States. This lack of comparability complicates management's evaluations of potential acquisitions as well as forecasts prepared for internal purposes for systems that have been acquired. It also requires that management engage in the labor intensive process of converting financial results to make comparisons of post-acquisition performance with pre-acquisition performance. In addition, if a material acquisition is contemplated for a property with inadequate financial records, the Company may be required to forego the acquisition in order to maintain compliance with SEC reporting requirements. However, it is not contemplated that the implementation of GAAP will have a material adverse effect on the operations of systems that have been or may be acquired.

Nature of International Business

     The Company operates in Latin America and its performance is largely tied to factors over which it has no control including but not limited to the economic environment for foreign investment, exchange rates (including devaluation), inflation and general economic and regulatory conditions. Accordingly, there is a significant degree of risk that a holder of securities issued by the Company will lose all or a substantial portion of his investment if foreign investors are discriminated against or economic conditions significantly worsen in the foreign markets.

Enforceability of Legal Structure

     In Argentina, joint ventures are not recognized as distinct legal entities, and accordingly, the Joint Venture was organized in accordance with the laws of the United States. In the event that the Company had a dispute with the Joint Venture Partners, a possibility exists that the Company would be required to seek legal remedies in U.S. courts. The principal assets pertaining to the Joint Venture are located in Argentina, and the Company would be required to seek enforcement of judgments awarded in the United States through the Argentine legal system. Such process would likely be expensive and time consuming, and no assurance can be given that the Company would be able to enforce such judgments in an economical or timely manner, if at all. However, this risk should diminish as a result of the Company's acquisition of direct ownership interests in the Argentine Joint Venture Companies and their acquisition of direct ownership interests in the Argentine Cable Companies pursuant to the planned reorganization. See "Latin American Cable Operations" above.

Reliance on Key Management Personnel

     The operations and financial performance of the Company are highly dependent upon the continued involvement of Jack R. Crosby, the Chairman and Chief Executive Officer of the Company, Jack S. Gray, Jr., the President and Chief Operating Officer of the Company and the Joint Venture Partners. The Company does not have employment agreements with Messrs. Gray or Crosby, however, there are certain continuing obligations imposed upon the Joint Venture Partners by virtue of the Joint Venture Agreement. The death, departure or incapacity of any of those persons could have a material, adverse impact on the operations and financial performance of the Company, and there is no assurance that the Company could replace any or all of those executive officers or partners with persons having comparable management and operating skills. In addition, while Jack R. Crosby has extensive experience in the cable industry, none of the executive officers of the Company has extensive business experience in Argentina or Latin America, except that which has been acquired over the last two fiscal years. It was primarily for this reason that the Company entered into the Joint Venture with the Joint Venture Partners. If that relationship were terminated, there can be no assurance that the Company would be able to find qualified local Joint Venture partners to monitor the operations.

Preferred Stock Dividends, Liquidation Preferences and Conversion Features

     There are currently 693,864 shares of Series 10% 1990 Convertible Preferred Stock ("1990 Preferred Stock") outstanding. The 1990 Preferred Stock calls for the payment of annual dividends of $.50 per share, payable on a quarterly basis. In addition, in the event of liquidation, the holders of 1990 Preferred Stock are entitled to receive $5.00 plus accrued and unpaid dividends before the holders of Common Stock and Series 1995 Preferred Stock (defined below) are entitled to receive any of the liquidation proceeds. Each share of 1990 Preferred Stock is currently convertible into approximately 1.25 shares of Common Stock.

     The 148,500 outstanding shares of Series 1995 8% Convertible Preferred Stock ("Series 1995 Preferred Stock") carry annual dividends of $8.00 per share payable on a quarterly basis, except that holders who have so elected may have such dividends paid in shares of Common Stock. In the event of liquidation, the holders of Series 1995 Preferred Stock are entitled to receive $100.00 plus accrued and unpaid dividends before the holders of Common Stock are entitled to receive any of the liquidation proceeds. Each share of Series 1995 Preferred Stock is convertible into 32 shares of Common Stock, subject to certain adjustments. In addition, the Company may incur significant levels of financial debt, trade debt and other obligations that will have priority over all classes of the Company's stock. Because of such priorities, in the event of the Company's insolvency, liquidation, reorganization, dissolution or other winding up, creditors and holders of the 1990 Preferred Stock must be satisfied in full before any distributions will be made with respect to the Series 1995 Preferred Stock, and holders of both the 1990 Preferred Stock and the Series 1995 Preferred Stock must be satisfied in full before any distributions will be made with respect to the Common Stock. Consequently, in light of the fact that the 1990 Preferred Stock is entitled to receive preferential dividends and, effectively, the option of receiving preferential treatment on liquidation or converting into Common Stock if it appears that the Common Stock will recover more than the 1990 Preferred Stock in the event of liquidation, there is a risk that the 1990 Preferred Stock would recover disproportionately higher returns than the Common Stock and the Series 1995 Preferred Shares, particularly if the proceeds of a liquidation were not significantly greater than the aggregate liquidation preference for the 1990 Preferred Stock. The same is true with respect to the Series 1995 Preferred Stock liquidation preference over Common Stock, particularly if the proceeds of a liquidation were not significantly greater than the aggregate liquidation preference for the 1990 Preferred Stock and Series 1995 Preferred Stock.

Reliance on Suppliers

     The Company is dependent in several respects on the Joint Venture's suppliers for television content, equipment and parts. While the Company believes that the Joint Venture has good relationships with all of its major suppliers, there can be no assurance that the Joint Venture will be able to maintain these relationships.

Securities Market Factors

     There have been periods of volatility in the market for the Company's securities, which in many cases were unrelated to the operating performance of or announcements concerning the Company. During such periods, the market prices of the Company's securities have fluctuated substantially (within the twelve months ending April 30, 1996, the market price of the Common Stock has ranged from $4.375 to $2.25). General market price declines or market volatility in the future could adversely affect the price of the Securities. The lack of a significant public float may also limit the ability of stockholders to liquidate their investment in a timely fashion. At March 31, 1996, the aggregate number of shares of Common Stock and the market value of Common Stock held by non-affiliates was 9,204,903 shares and $34,518,386, respectively. There can be no assurance that the Common Stock, as well as the 1990 Preferred Stock, will not continue to be subject to periods of extreme volatility. The Series 1995 Preferred Stock is not listed on any exchange or quoted on any automated quotation system. In addition, it is held by a relatively small number of shareholders. Accordingly, it is not likely that any significant trading market will develop for the Series 1995 Preferred Stock.

Shares of Common Stock Eligible for Sale

     The Company has in the past registered for offer and sale under the Securities Act certain of the issued and outstanding shares of Common Stock and certain of the shares of Common Stock issuable upon the exercise or conversion, as applicable, of outstanding options, warrants and convertible securities held by the Company's shareholders, including certain officers, directors, employees and "affiliates" of the Company (as such term is defined pursuant to the Exchange Act). The sale of such shares would have been subject to substantial limitations in the absence of such registration. A substantial number of such shares may still be held by the registered holders thereof and available for resale under currently effective registration statements. In addition, certain shareholders of the Company hold the right (subject to certain conditions) to require that the Company register for offer and sale issued and outstanding shares of Common Stock. Sales of substantial amounts of such shares, and sales of shares pursuant to this registration, could adversely affect the market value of the Common Stock, the 1990 Preferred Stock and the Series 1995 Preferred Stock.

Foreign Governmental Actions

     Governmental entities with jurisdiction over the cable systems acquired may impose regulations relating to the ownership, pricing and availability of cable services which would significantly impact the Latin American cable television industry. Because the governments of most Latin American countries are not considered to be as stable as the government of the United States, any investment in those countries necessarily involves greater risk than similar investments in the United States or other, more politically and economically stable countries. While the Company considers that such risks may create many opportunities, there can be no assurance in this regard.

Limitations on Remedies and Indemnification

     The Company's Amended and Restated Articles of Incorporation provide that a director shall not be personally liable to the Company or its shareholders for any monetary damages for any act or omission in his capacity as a director, except to the extent otherwise expressly provided by the laws of the State of Texas. In addition, the Company's Bylaws provide that officers and directors are liable to the Company only for acts or omissions that constitute actual fraud, or willful or intentional misconduct. Therefore, the Company may be unable to recover damages for certain alleged errors or omissions by officers and directors. The Bylaws also provide that the Company will indemnify its officers and directors, in their capacities as such, for liabilities incurred in connection with their good faith acts if they reasonably believe their conduct is in the Company's best interests. In instances in which officers and directors are not acting in their official capacities, the Bylaws provide for indemnification if such persons reasonably believe their conduct is not opposed to the Company's best interests. The Bylaws provide for indemnification in criminal proceedings if officers and directors have no reasonable cause to believe their conduct is unlawful.

Dilution

     There were 12,495,091 shares of Common Stock outstanding as of March 31, 1996. Warrants for the purchase of 892,550 shares of Common Stock and options for the purchase of 358,334 of such shares are currently exercisable and in-the-money. If all exercisable, in-the-money warrants and options were exercised and all 1990 Preferred Stock and Series 1995 Preferred Stock were converted, the number of shares of Common Stock outstanding would increase to 19,367,479. If all warrants and options were exercised, the 1990 Preferred Stock and the Series 1995 Preferred Stock were converted, the number of shares of Common Stock outstanding would increase to 20,958,180. The issuance of the Conversion Shares resulted in dilution of the potential Common Stock ownership of then-existing shareholders; however, it increased the Company's percentage ownership of the Argentine Cable Companies and Argentine Joint Venture Companies. In addition, the book value of the Common Stock, after giving effect to the liquidation preference of the 1990 Preferred Stock and the Series 1995 Preferred Stock, is substantially below the current trading price of the Common Stock.

Absence of Dividends on Common Stock

     The Company has not historically declared or paid dividends on its Common Stock and has no plans to do so in the foreseeable future. In addition, the Company's Articles of Incorporation preclude the declaration or payment of dividends on the Common Stock unless 1990 Preferred Stock dividends and Series 1995 Preferred Stock dividends have been declared and paid in full or declared and a sum sufficient to pay such declared dividends set aside.

Argentine Economy

     Events which occurred in Mexico during fiscal year 1996 had an unsettling effect on Latin American financial markets, including Argentina's, which in turn had an unsettling effect on domestic businesses in those countries. The liquidity of Argentine banks deteriorated as a result of the withdrawal of significant deposits; many holders of Argentine pesos converted them into U.S. dollars and withdrew them from the Argentine banking system; Argentine foreign reserves declined; and the Argentine central bank significantly increased interest rates in an effort to support the Argentine peso and discourage the outflow of funds from the country. The events in Mexico coupled with the domestic response in Argentina resulted in the Argentine economy, as measured by real Gross Domestic Product, contracting by an estimated 3.9 percent in calendar year 1995. During that same period, unemployment rose to a historic high of approximately 20 percent.

     The Argentine government responded to the economic problems triggered by events in Mexico by increasing the value added tax to 21.0 percent from 18.0 percent, reducing government spending, and exerting pressure on provincial governments to increase fiscal responsibility. As a result of these actions and the subsequent restoration of confidence, as of the end of 1995: the Argentine banking system had reportedly recouped most of the deposit withdrawals (although deposits are now concentrated in a significantly smaller number of banks); Argentine foreign reserves recovered; and the unemployment rate was recently reported to have declined to approximately 16.0 percent.

     It is possible that the Argentine government will be unable to maintain control over inflation and sustain the current peso to U.S. dollar conversion ratio. Economic contraction and sustained high unemployment could diminish the ability of subscribers to pay for service, resulting in an increase in bad debts and reductions in the number of subscribers. In addition, a prolonged or severe deterioration of the economy may result in a devaluation of the peso and a return to the hyperinflation experienced in Argentina prior to 1992. While the Argentine Cable Companies would attempt to increase their subscription rates to offset increases in operating costs, there is no assurance they would be able to do so. Accordingly, operating costs could rise faster than associated revenue, resulting in a material negative impact on reported earnings. Any cash and current receivables maintained in Argentine pesos could decline in value before such amounts are converted to hard assets or U.S. dollars. In addition, the government could impose price freezes, prohibit the transfer of funds outside the country and adopt other measures which alone, or together with those previously mentioned could have a material adverse impact on the Company.

     While management will monitor the exchange rates and take appropriate measures in response to perceived risks, the Company has no plan to implement a policy of hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company could experience losses and a negative impact on earnings with respect to its holdings solely as a result of devaluation against the dollar.

     Argentina and the other Latin American countries targeted by the Company for cable system acquisition do not restrict the removal or conversion of local or foreign currency. However, there can be no assurance that such policies will not be adopted in the future in reaction to a sustained deterioration of their financial markets.

Local Ordinance

     Through the Joint Venture, the Company owns a 96.0 percent economic interest in Televisora Austral S.A. ("Televisora"), an Argentine Sociedad Anonima that owns and operates the cable television system in Ushuaia, Tierra del Fuego Province, Argentina. The Secretary General of the Government of Tierra del Fuego issued an ordinance (the "Ordinance") for the purpose of regulating the operation of businesses, including but not limited to cable television companies, using radio frequencies in the Province of Tierra del Fuego. Among other things, the Ordinance prohibits the granting of cable television licenses to persons who have not been legal residents of the Province of Tierra del Fuego for two or more years.

     The Ordinance was promulgated by the Province of Tierra del Fuego. The Company's management has been advised that the Argentine federal government has exclusive jurisdiction over all matters pertaining to the use of radio frequencies, and the Ordinance is in direct contravention to the Treaty, the Argentine Constitution and Argentine federal laws which supersede Provincial laws and ordinances. The Company's management has also been advised that at least one other Argentine Province has previously passed laws and/or ordinances seeking to extend Provincial jurisdiction over radio frequency regulation; however, Argentine courts struck down such laws and ordinances. The Company's management believes the Ordinance ultimately will be repealed or determined to be invalid, and federal regulation will prevail. Successful enforcement of the Ordinance by the Province of Tierra del Fuego would likely have a material adverse economic impact on the Company's economic interests in Tierra del Fuego.

Business Strategy


     The Company is seeking to maximize shareholder value by acquiring direct and indirect interests in Latin American cable television and communications properties, and enhancing the value of those properties through capital improvements, technological enhancements and the implementation of improved operating procedures. The Company is combining the experience of its management with the Joint Venture Partners who have extensive cable television and communications experience in Latin America.


     The Company is presently contemplating the acquisition of other cable television and communications properties in Latin America. Management believes that the cable television and communications industries have not matured or consolidated in Latin America to the same extent that they have matured and consolidated in the United States. Management also believes that the value of the properties acquired will increase as the Latin American markets mature and consolidate.

     The operating characteristics of Latin American cable television and communications businesses are significantly different than those of Tescorp Seismic and Metserco Holdings which the Company previously operated. Additionally, the associated business, political and economic risks are significantly different. Accordingly, investors should consider that the historical performance of the Company, particularly for years ending prior to the fiscal year ended March 31, 1996, is not indicative of its future prospects and is not necessarily indicative of its future performance.


Employees


     In March 1996, the Company's U.S. operations had four full-time employees, and it contracted with an affiliate of Jack R. Crosby, the Chairman of the Board, for services provided on a part-time basis by five other persons. The Company considers its relations with its employees to be satisfactory. None of the Company's U.S. employees are represented by a labor union. The Company has not experienced any work stoppages or strikes as a result of labor disputes.


     As of March 31, 1996, the Argentine Cable Companies employed 151 persons and the Argentine Joint Venture Companies employ seven persons. The employees of the Argentine Joint Venture Companies are not represented by a union. Certain employees of the Argentine Cable Companies are members of the Sindicato Argentino de Television ("SAT"), which is a union representing employees of the cable television industry. A summary of the number of employees and their status with SAT at March 31, 1996, follows below:


                                                  NUMBER OF    NUMBER OF
                    NAME OF COMPANY               EMPLOYEES   SAT MEMBERS
        --------------------------------------------------------------------
        Televisora Austral                            18           7
        CableMax and CVG                              31          27
        RTC                                           21          19
        AVC                                            6           6
        Teveca and CablePlus                          32          29
        SIR TV                                        43          24

        SAT:  Sindicato Argentino de Television (Argentine Television Union).

     The Asociacion Argentine de Television Por Cable ("ATVC") is the Argentine cable television trade association. Certain members of ATVC and SAT entered into the Convencion Colectiva de Trabajo Nacional Para Ciruitos Cerrados No. 223/75 (the "Convencion") which prescribes work rules for employees of cable television companies. The Argentine Cable Companies are required by law to adhere to the Convencion whether or not their employees are members of SAT. Management believes that the Argentine Cable Companies have fully complied with the terms of the Convencion and that the relationship between the Argentine Cable Companies, their employees and SAT are satisfactory.

     Employees have the option of becoming members of SAT, and membership gives employees access to certain SAT sponsored programs pertaining to insurance, travel and other services outside of the scope of employment. Even if an employee is not a member of SAT, Argentine law provides for SAT to represent that cable employee with regard to disputes pertaining to the Convencion. Given this arrangement, membership in SAT is not necessarily indicative of employee unrest.


Proprietary Information


     The Company currently owns no material patents.


Research and Product Development


     The Company's research efforts are limited to the markets for cable television services and accordingly are charged to operations as incurred.


Governmental Regulation


     The Company and its properties are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health, safety and other matters. A risk of costs and liabilities related to these matters exists and is inherent in most businesses and properties. Management believes that the Company's properties are maintained in general compliance with applicable environmental, waste management, health and safety laws and regulations, the violation of which could have a material adverse effect on the Company. In the event of violation, these requirements provide for civil and criminal fines, injunctions and other sanctions, and in certain instances, allow third parties to sue to enforce compliance. In addition, new or modified requirements could be adopted which may adversely affect the Company. The Company does not anticipate any material adverse effects in the foreseeable future as a result of its compliance with federal, state and local regulatory requirements relating to environmental, waste management, health, safety and other matters.


     In the past, the Company generated and temporarily handled limited amounts of materials that were considered hazardous waste under applicable law. The Company contracted for the off-site disposal of these materials.



ITEM 2.   DESCRIPTION OF PROPERTY
- ---------------------------------


     The Company leases its corporate offices located in Austin, Texas at a cost of approximately $4,300 per month, and the lease expires on May 14, 2000. Metserco owns a vacant sales/manufacturing facility located in Odessa, Texas. The property owned by Metserco, which is not utilized by the Company in any of its on-going operations, has been pledged to secure the payment of dividends which have accrued on the Company's 1990 Preferred Stock. The Company believes that the conditions precedent to a release of the pledge have been met and is negotiating with the bank to obtain the release. See Note __ of the Notes to Consolidated Financial Statements.

     Each of the facilities leased by the Company is in good condition and adequately maintained. The facility owned by Metserco is presently vacant, and will likely require improvements prior to lease or occupancy. The following table describes the properties leased and owned by the Company as of March 31, 1996.


                                                                     MONTHLY
                       LEASED/      PROPERTY         PROPERTY         RENT          LEASE
   LESSEE/OWNER         OWNED       LOCATION          USAGE          EXPENSE    EXPIRATION DATE
- -----------------------------------------------------------------------------------------------
Tescorp, Inc.           Leased    Austin, Texas   Corporate Office    $4,300       5/14/00

Metserco Corporation    Owned     Odessa, Texas    Vacant              N/A         N/A

     The Argentine Cable Companies and the Argentine Joint Venture Companies lease and/or own certain properties. Management believes that all of the properties are in good condition and adequately maintained. The following table describes the properties leased and owned by the Argentine Cable Companies and the Argentine Joint Venture Companies as of March 31, 1996.


                                                                                               MONTHLY RENT
     LESSEE/OWNER          LEASED/ OWNED    PROPERTY LOCATION         PROPERTY USAGE            EXPENSE         LEASE EXPIRATION
                                                                                                                        DATE
- ------------------------------------------------------------------------------------------------------------------------------------

Televisora Austral           Leased          Ushuaia                Customer Service, Dish         $3,000              03/31/97
                                                                    Site, Headend
Televisora Austral           Leased          Ushuaia                Manager's House                $1,500              05/23/96
Televisora Austral           Leased          Ushuaia                Poles                          $1,660              10/31/06
Televisora Austral           Leased          Ushuaia                Headend                         None*              05/30/99
                                                                    Dish Site
CableMax                     Leased          Rio Gallegos           Customer Service               $1,200              11/14/95
CableMax                     Leased          Rio Gallegos           Headend, Warehouse             $2,500              08/18/97
CableMax                      Owned          Rio Gallegos           Dish Site                         N/A                   N/A
CableMax                     Leased          Rio Gallegos           Poles                          $6,305                4/3/99
CVG                          Leased          Rio Gallegos           Dish Site                      $  350              07/04/96
CVG                          Leased          Rio Gallegos           Poles                          $3,170              07/31/96
RTC                          Leased          Reconquista            Customer Service               $3,000              05/31/98
                                                                    Headend, Warehouse,
                                                                    Dish Site
RTC                          Leased          Reconquista            Poles                          $1,566      No Contract Signed
AVC                          Leased          Avellaneda             Customer Service,              $  450      No Contract Signed
                                                                    Headend, Warehouse,
                                                                    Dish Site
AVC                           Lease          Avellaneda             Poles                       No charge.     No Contract Signed.
                                                                                                               Compensated with
                                                                                                               advertising
                                                                                                               (approx. $300/month)
Cabledifusion                Leased          Buenos Aires           Management Office              $4,000              02/08/98
Cabledifusion                Leased          Buenos Aires           Officer's Apartment            $  780              04/11/97
CASA                          None           N/A                    N/A                               N/A                   N/A
Teveca                       Leased          San Carlos de          Unoccupied                     $1,050               5/31/96
                                             Bariloche                                                               (not  renewed)
Teveca                        Owned          San Carlos de          Customer Service,                 N/A                   N/A
                                             Bariloche              Headend, Warehouse
Teveca                        Owned          San Carlos de          4 parcels - unused                N/A                   N/A
                                             Bariloche
Teveca                       Leased          San Carlos de          Customer Service,              $2,200               9/30/98
                                             Bariloche              Administrative
Teveca                       Leased          San Carlos de          Warehouse                      $  350               7/31/96
                                             Bariloche
Teveca                       Leased          San Carlos de          Poles                          $5,920               8/23/05
                                             Bariloche
SIR TV                        Owned          Trelew                 Customer Service,                 N/A                   N/A
                                                                    Headend, Administrative
SIR TV                       Leased          Rawson                 Headend                        $  550               4/30/97


                                                                                               MONTHLY RENT
     LESSEE/OWNER          LEASED/ OWNED    PROPERTY LOCATION         PROPERTY USAGE            EXPENSE         LEASE EXPIRATION
                                                                                                                        DATE
- ------------------------------------------------------------------------------------------------------------------------------------

SIR TV                       Leased          Lower Maria            Dish Site                      $  800       No Contract Signed
SIR TV                        Owned          Puerto Madryn          Customer Service,                 N/A                   N/A
                                                                    Headend
SIR TV                       Leased          Puerto Madryn          Customer Service,              $1,000               8/31/96
                                                                    Headend
SIR TV                       Leased          Trelew, Puerto         Poles                          $2,367               8/31/96
                                             Madryn & Rawson
SMR                           None           N/A                    N/A                               N/A                   N/A


     * This property is leased from the Argentine military. In exchange for the long-term lease of the property, Televisora Austral S.A. provides military personnel in Ushuaia, Tierra del Fuego Province with cable television service at a monthly rate of 65.0 percent of the market rate charged to non-military subscribers. This arrangement results in a reduction of revenue of less than $5,000 per month.



ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------


     The Company is not aware of any formal legal proceedings pending against it other than routine litigation arising out of employee disputes in Argentina and one claim by the Company against the seller of CableMax, none of which would have a material adverse affect on the Company if adverse judgments were rendered. From time to time, the Company will be involved in routine litigation incident to its business. Given that litigation is becoming increasingly common in any business endeavor, the Company reasonably anticipates that it will continue to be involved in litigation in the future. The Company has no ability to predict the consequences, if any, of any legal proceedings which may arise in the future.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------


     No matter was submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 1996.

===============================================================================
                                    PART II
                                    -------


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------


     The Company's Common Stock and Series 1990 Convertible Preferred Stock are traded in the over-the-counter market and quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbols TESC and TESCP, respectively. Such trading began on July 12, 1990, coincident with the issuance of securities in connection with the acquisition of the ACC Assets. The Series 1990 Convertible Preferred Stock was not outstanding prior to that time, and no public market existed for the Common Stock prior to the acquisition of the ACC Assets. The high and low bid prices as reported by NASDAQ each quarter for the past two fiscal years ended March 31 are as follows:


                         Fiscal Year Ended March 31,
                    ------------------------------------
                         1996                  1995
                    --------------        --------------
                     High     Low          High     Low
                    ------   -----        ------   -----
Common Stock
 First quarter        4.00   1.875          2.13    1.13
 Second quarter     3.5625   2.750          3.13    1.69
 Third quarter       3.875    2.75          3.25    2.50
 Fourth quarter      4.375    2.50          2.88    1.88

Preferred Stock
 First quarter        5.50   4.375          4.50    4.25
 Second quarter       5.25    4.50          5.13    4.50
 Third quarter        5.50    4.50          5.13    4.50
 Fourth quarter       6.00   4.875          5.25    4.38

     These quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Series 1995 Preferred Stock does not trade on any exchange or in the over-the-counter market.


     At June 19, 1996, the (i) 12,790,737 shares of Common Stock outstanding were held by 341 shareholders of record, and (ii) 693,864 shares of Series 1990 Convertible Preferred Stock outstanding were held by 258 shareholders of record. No dividends have been declared on the Company's Common Stock during the past two fiscal years and the Company has no plans to pay dividends on its Common Stock in the foreseeable future. The Articles of Incorporation restrict the Company's ability to declare or pay dividends on the Common Stock unless full cumulative dividends on the Preferred Stock have been paid or declared and a sum sufficient for the payment thereof set apart for such payment.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

            Results of Operations for the Year Ended March 31, 1996

                  as Compared to the Year Ended March 31, 1995


     General  During fiscal 1996, the operations of the Argentine Cable
     -------
Companies and the Argentine Joint Venture Companies (collectively referred to as the "Latin American Operations"), were consolidated in the Company's
consolidated statement of operations.   The Company had disposed of its oil and
gas field service company operating units in fiscal 1994, and accordingly, for the fiscal years ended March 31, 1995, the Company recorded no net sales. The Company began consolidating the earnings from its Latin America operations beginning with the first quarter of fiscal 1996. Therefore, period-to-period comparability for fiscal 1996 compared to fiscal 1995 is distorted. See Note 2 to the Notes to Consolidated Financial Statements.

     Revenues  For fiscal 1996, the Company reported revenues of $16.0 million
     --------
as a result of the Latin American Operations being consolidated into its results of operations beginning April 1, 1995. During fiscal 1996, the Company's average subscriber revenues were increased through the introduction of tiered programming. During the same period of the prior year, the Company's interests in the Latin American Operations were accounted for at cost; therefore, those results were not consolidated for financial accounting purposes.

     Operating Costs    For fiscal 1996, the Company incurred $9.0 million of
     ---------------
operating costs in connection with the operation of the Latin American Operations. During fiscal 1996, the Company's cable television operations serving eight cities were consolidated into five operational clusters to achieve enhanced operating efficiencies. No operating costs were incurred in the same period of the prior year because the Company's interests in the Latin American Operations were accounted for at cost; therefore, those results were not consolidated for financial accounting purposes.

     Selling, general and administrative expenses.  In fiscal 1996, selling,
     ---------------------------------------------
general and administrative ("SGA") expenses increased to $5.5 million from $1.5 million. The primary reason for the increase was the inclusion of SGA expenses which pertained to the Latin American Operations, those costs were not included in the results of the same period of the prior year because the Company's interest in the Latin American Operations were accounted for at cost for that period. SGA expenses at the Company's corporate headquarters increased from $1.1 million to $1.4 million. This increase resulted primarily from increases in costs relating to salaries of additional personnel, travel and entertainment expenses and shareholder relations.

     Depreciation and amortization.  In fiscal 1996, depreciation and
     ------------------------------
amortization expenses increased to $3.0 million from approximately $12,000 primarily due to amortization of the franchise costs and the depreciation associated with the Company's Latin American Operations.

     Other Income (Expense)  In fiscal 1996, other income declined 93.8 percent
     ----------------------
to $69,286 as a result in the decrease in interest income and increases in interest expense. Interest income declined 67.8 percent to $322,135 as a result of the declines in the rates earned on interest-bearing assets and the amount of interest bearing assets held. Interest expense increased to $355,879 from $2,775 primarily as a result of the increase in the amount of interest bearing liabilities, resulting from the consolidation of the Latin American Operations.

     Income Taxes.  In fiscal 1996 and 1995, the Company recorded income tax
     ------------
expense of $117,602 and $177,000 (reflected in discontinued operations), respectively. Although the Company recognized a net loss in fiscal 1996, it has income tax expense due to losses of foreign subsidiaries that are not subject to tax.

     Discontinued Operations.  In fiscal 1995 the Company recognized net income
     -----------------------
from discontinued operations in the amount of $584,692.

     In fiscal 1995, revenues from discontinued operations, which totaled $690,880, consisted primarily of proceeds from the lease of certain geophysical equipment which was excluded from the assets conveyed to I/O in connection with the sale of substantially all of the assets of Tescorp Seismic. The operating profit from discontinued operations, which totaled $677,855, consisted of $747,264 of operating profit relating to the discontinued operations of Tescorp Seismic (operating profit exceeded revenues from this business segment primarily due to the recovery of $156,237 of bad debt) and $69,409 of operating loss relating to the discontinued operations of Metserco. The $584,692 of income from discontinued operations was net of $177,000 of income tax expense.

IMPACT OF INFLATION

     Events which occurred in Mexico during fiscal year 1996 had an unsettling effect on Latin American financial markets, including Argentina's, which in turn had an unsettling effect on domestic businesses in those countries. The liquidity of Argentine banks deteriorated as a result of the withdrawal of significant deposits; many holders of Argentine pesos converted them into U.S. dollars and withdrew them from the Argentine banking system; Argentine foreign reserves declined; and the Argentine central bank significantly increased interest rates in an effort to support the Argentine peso and discourage the outflow of funds from the country. The events in Mexico coupled with the domestic response in Argentina resulted in the Argentine economy, as measured by real Gross Domestic Product, contracting by an estimated 3.9 percent in calendar year 1995. During that same period, unemployment rose to a historic high of approximately 20 percent.

     The Argentine government responded to the economic problems triggered by events in Mexico by increasing the value added tax to 21.0 percent from 18.0 percent, reducing government spending, and exerting pressure on provincial governments to increase fiscal responsibility. As a result of these actions and the subsequent restoration of confidence, as of the end of 1995: the Argentine banking system had reportedly recouped most of the deposit withdrawals (although deposits are now concentrated in a significantly smaller number of banks); Argentine foreign reserves recovered; and the unemployment rate was recently reported to have declined to approximately 16.0 percent.

     It is possible that the Argentine government will be unable to maintain control over inflation and sustain the current peso to U.S. dollar conversion ratio. Economic contraction and sustained high unemployment could diminish the ability of subscribers to pay for service, resulting in an increase in bad debts and reductions in the number of subscribers. In addition, a prolonged or severe deterioration of the economy may result in a devaluation of the peso and a return to the hyperinflation experienced in Argentina prior to 1992. While the Argentine Cable Companies would attempt to increase their subscription rates to offset increases in operating costs, there is no assurance they would be able to do so. Accordingly, operating costs could rise faster than associated revenue, resulting in a material negative impact on reported earnings. Any cash and current receivables maintained in Argentine pesos could decline in value before such amounts are converted to hard assets or U.S. dollars. In addition, the government could impose price freezes, prohibit the transfer of funds outside the country and adopt other measures which alone, or together with those previously mentioned could have a material adverse impact on the Company.

     While management will monitor the exchange rates and take appropriate measures in response to perceived risks, the Company has no plan to implement a policy of hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company could experience losses and a negative impact on earnings with respect to its holdings solely as a result of devaluation against the dollar.

     Argentina and the other Latin American countries targeted by the Company for cable system acquisition do not restrict the removal or conversion of local or foreign currency. However, there can be no assurance that such policies will not be adopted in the future in reaction to a sustained deterioration of their financial markets.

     Inflation has not had a material impact on the operations of the Company during the past three years. In the opinion of management, inflation should not have a material impact on the results of operation in fiscal 1997. However, management is unable to predict with any degree of certainty the future rate of inflation or its financial impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996 and 1995, the balance sheets of the Argentine Cable Companies and Argentine Joint Venture Companies were consolidated in the Company's balance sheet and the Company held $8.5 million and $2.8 million of cash and cash equivalents, respectively. The $5.7 million increase in cash and cash equivalents resulted primarily from the equity raised by the Company during fiscal 1996 ($9.6 million in May 1995 and $14.9 million in December 1995, less expenses and loans to the Joint Venture Partners to acquire additional cable
systems in Argentina).   The cash and cash equivalents consisted of securities
offering a high degree of principal safety. These securities are generally not subject to or impacted by changes in conditions or trends in any single industry. However, they may be subject to significant changes in overall economic conditions, and funds held in accounts outside of the United States (approximately $ 405,000 at March 31, 1996) may be subject to a diminution in value caused by foreign currency devaluation or governmental action.

     At March 31, 1996 and 1995, working capital balances totaled $6.1 million and negative $2.7 million respectively. The ratio of current assets-to-current liabilities was 2.0 and 0.6 times, respectively. The ratio of long-term debt-to-total assets was negligible in both years. The increase in working capital balances and the ratio of current assets-to-current liabilities related primarily to the equity raising activities of the Company during fiscal 1996.

     In fiscal 1996 the Company generated a net increase in cash and cash equivalents of approximately $5.7 million. During this period, approximately $456,000 was provided by operating activities, $13.8 million was used in investing activities and $19.0 million was provided by financing activities. Whereas, in fiscal 1995, the Company used approximately $100,000 in operating activities, used $4.1 million in investing activities and used $414,000 in financing activities.

     The operating activities of the Company relate primarily to the Latin American Operations which consist of the ownership, operation and management of cable television and communication properties in Argentina. Management believes that the Company has substantially all of the resources necessary to effectively implement its business plan for the existing Latin American Operations in the present economic, political and regulatory environments.

     In June 1995, the Company loaned $174,000 to its Joint Venture Partners for the purpose of acquiring an option to acquire an indirect economic interest in the outstanding equity of TV Nieve S. A., the Company that provides MMDS service in Ushuaia, Argentina. At March 31, 1996, the Company had not yet elected to exercise this option to include this interest in the Joint Venture.
Accordingly, the Company has reflected notes receivable in the amount of approximately $174,000 on its balance sheet at March 31, 1996.

     In July 1995, Austral committed to loan to the Joint Venture Partners $6.6 million to acquire pursuant to the Joint Venture 80 percent of the outstanding equity of Teveca and CablePlus, the companies that provide cable television service to San Carlos de Bariloche which is located in the Argentine Province of Rio Negro. See: Latin American Cable Operations and Argentine Cable Companies. Using proceeds from the Teveca Loan, the Joint Venture Partners acquired the
80.0 percent interest in Teveca and CablePlus pursuant to the Joint Venture for approximately $6.5 million including the assumption of certain liabilities, of which approximately $5.8 million has been identified as franchise costs (and will be amortized over a 20 year period). In addition to the $6.5 million purchase price, the Joint Venture Partners paid approximately $125,000 of closing costs. This acquisition was accounted for using the purchase method of accounting and the sellers were not affiliated with the Company. Accordingly, the assets and liabilities of Teveca and CablePlus have been recorded at their estimated fair market value at the date of acquisition. The assets of CablePlus have been contributed to Teveca and CablePlus is being liquidated. Through the Joint Venture, the Company holds a 77 percent economic interest in Teveca and CablePlus.

          In December 1995, Austral committed to loan to the Joint Venture Partners $6.7 million to acquire pursuant to the Joint Venture the outstanding equity of SIR TV which provides cable television service to Trelew, Rawson and Puerto Madryn, all of which are located in the Argentine Province of Chubut.
See: Latin American Cable Operations and Argentine Cable Companies. Using proceeds from the SIR TV Loan, the Joint Venture Partners acquired SIR TV pursuant to the Joint Venture for approximately $6.5 million including the assumption of certain liabilities, of which approximately $4.7 million has been identified as franchise costs (and will be amortized over a 20 year period). In addition to the $6.5 million purchase price, the joint venture has paid approximately $200,000 of closing costs. This acquisition was accounted for using the purchase method of accounting and the sellers were not affiliated with the Company. Accordingly, the assets and liabilities of SIR TV have been recorded at their estimated fair market value at the date of acquisition. Through the Joint Venture, the Company holds a 96 percent economic interest in SIR TV.

     In May 1995, the Company completed a $9.6 million private placement of common stock at $2.00 per share. Proceeds from the private placement are being used to fund the acquisition of additional interests in Argentine cable television companies and provide working capital.

     In December 1995, the Company completed a $14.85 million private placement of a new series of preferred stock, $1 par value, at $100 per share. Each share of Series 1995 Preferred Stock is convertible into shares of the Company's common stock by dividing $100 by a conversion price of $3.125 per share, subject to certain adjustments (the "Conversion Rate"). The proceeds from this private placement are being used to fund the acquisition of additional interests in Argentine cable television companies and provide working capital.

     The Company's Series 1990 Convertible Preferred Stock provides for cumulative, annual dividends in the amount of $0.50 per share payable on a quarterly basis. The Company's Series 1995 Convertible Preferred Stock provides for cumulative, annual dividends in the amount of $8.00 per share payable on a quarterly basis. The Company has not paid dividends on its Common Stock, and it has no plans to make any such payments in the future.

     Southwest Bank of Texas, N.A. ("Southwest") has issued a letter of credit (the "Preferred Letter of Credit") in the amount of $500,000 to secure the payment of dividends and the liquidation preference on the Company's Series 1990 Convertible Preferred Stock. At March 31, 1996 there had been no draws against the Preferred Letter of Credit. Effective April 1, 1996, the Company was able to cause a cancellation of the Letter of Credit and a release of all collateral held by the Escrow Agent securing the payment of the dividends on the Series 1990 Preferred Stock.

     Working capital requirements vary with business conditions and the nature of the business being conducted. Management minimizes working capital requirements to the extent practicable. In the opinion of management, the Company possesses adequate cash flow from operations and working capital to meet the on-going operating requirements of the existing Latin American Operations through at least the next fiscal year which will end on March 31, 1997. Management anticipates that additional financings will be required to expand the Company via acquisition.

     The Company continues to be actively involved in the acquisition and development of cable television and communications properties in Latin America, and it incurs expenses in identifying and pursuing opportunities before any acquisition decision is made. The Company anticipates attempting to obtain additional debt and equity financing to fund its participation in future projects. The Company is unable to predict with any degree of certainty the cost of its future projects or the amount of funds which will be available or necessary to fund those projects. Therefore, the Company is unable to determine with any degree of certainty its future funding requirements in connection with potential acquisitions.

     In March 1995, the Financial Accounting Standards Board issued FAS 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of" ("FAS 121"), which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used in its operations for fiscal years beginning after December 15, 1995. The adoption of this standard, in the opinion of management, should not have a material impact on the Company's results of operations, financial position or cash flows.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), which establishes a fair value based method of accounting for stock based compensation through recognition or disclosure. This standard is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company intends to adopt the standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted April 1, 1995. The adoption of this standard, in the opinion of management, should not have a material impact on the Company's results of operations, financial position or cash flows.


PLAN OF OPERATION

     On a continuous and ongoing basis, the Board of Directors and management investigate alternative means of maximizing shareholder value, including but not limited to, acquisition of various types of companies and businesses. The Company continues to actively pursue opportunities to own, operate and/or control communications and cable television properties in international markets with special emphasis on Latin America. All prospective acquisitions will be subject to numerous factors including but not limited to the satisfactory completion of due diligence efforts and the arrangement of all necessary financing.

     The operating characteristics of Latin American cable television and communications businesses are significantly different than the businesses which the Company previously operated. Additionally, changes in the business, political and economic conditions of Latin America could materially impact the financial performance of the Company. In light of the financial reporting requirements, in effect during fiscal year 1995 and the recent and potential acquistions of cable television systems in Argentina, investors should consider that the historical performance of the Company is not necessarily indicative of its future prospects or performance.

FOREIGN INVESTMENT RISK


     The Argentina Cable Companies and the Argentina Joint Venture Companies are directly affected by Argentina's government, economic and fiscal policy and other political factors. The Company believes that its financial condition and its results from operations have not been adversely affected by these factors. However, the Company can not predict with any degree of certainty the liklihood that these elements will remain stable policy. Policy changes imposed by the Argentine government in any of these areas could have a material adverse affect on the Company.

     Based on advice it has received, management is of the opinion that U.S. companies will be licensed to own and operate Argentine cable television systems. To date and to the best knowledge of the management of the Company, COMFER has formally approved or licensed two U.S. companies; however, the Company has no assurance that COMFER will approve its licensure. Management is currently seeking licensure of the Company or its subsidiaries with the assistance of the Joint Venture Partners and local counsel. A decision by COMFER to deny the licensure of the Company or its affiliated entities to own and operate cable television systems in Argentina could have a material adverse impact on the operations and value of the Company.

ITEM 7.  FINANCIAL STATEMENTS
- -----------------------------

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors
Tescorp, Inc.:

We have audited the accompanying consolidated balance sheets of Tescorp, Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibilty of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the finacial position of Tescorp, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 1996, in conformity with generally accepted accounting principles.



                                                KPMG Peat Marwick LLP


Houston, Texas
June 21, 1996



                        TESCORP, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                           March 31, 1996 and 1995


                                   Assets                              1996          1995
                                   ------                          ------------  ------------

Cash and cash equivalents                                            $8,529,100    $2,778,564
Accounts receivable - subscribers                                     1,596,676       691,059
Prepaid expenses and other assets                                     2,348,648       571,831
Plant and equipment, net                                              7,132,938     2,294,454
Franchise costs, net of amortization                                 24,949,470    16,682,536
                                                                   ------------  ------------
    Total assets                                                    $44,556,832   $23,018,444
                                                                   ============  ============
                    Liabilities and Stockholders' Equity
                    ------------------------------------

Accounts payable                                                     $1,311,578      $879,945
Accrued license and copyright fees                                    1,840,526       719,998
Accrued taxes                                                           661,176       450,667
Income taxes payable                                                    492,687        95,672
Accrued payroll and social charges                                      422,734       515,804
Other liabilities                                                       938,821       670,245
Long-term debt                                                          447,651     3,246,450
                                                                   ------------  ------------
    Total liabilities                                                 6,115,173     6,578,781
                                                                   ------------  ------------

Minority Interest                                                     1,018,702     1,230,054
                                                                   ------------  ------------
Stockholders' Equity:
 Series 1990 Convertible preferred stock, $1 par value,
  $5 redemption value per share, 704,684 shares authorized
  and 693,864 shares issued and outstanding with an aggregate
  preference on liquidation of $3,469,320                               693,864       693,864

 Series 1995 Convertible preferred stock, $1 par value, $100 redemption value per share, 200,000 shares authorized and
  148,500 and 0 shares outstanding at March 31, 1996 and 1995, respectively, with an aggregate preference on liquidation of
  $14,850,000                                                           148,500         -

 Common stock, $.02 par value, 50,000,000 shares authorized
  and 12,495,091 and 7,147,433 issued and outstanding at
  March 31, 1996 and 1995, respectively                                 249,902       142,949

 Additional paid-in capital                                          65,359,628    41,270,000
 Accumulated deficit                                                (28,959,437)  (26,827,704)
                                                                   ------------  ------------
                                                                     37,492,457    15,279,109
 Less treasury stock, 100,000 shares of common, at cost                 (69,500)      (69,500)
                                                                   ------------  ------------
    Total stockholders' equity                                       37,422,957    15,209,609

Commitments and contingencies                                             -             -
                                                                   ------------  ------------
    Total liabilities and stockholders' equity                      $44,556,832   $23,018,444
                                                                   ============  ============

See accompanying notes to consolidated financial statements.

                   TESCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                 Years Ended March 31, 1996 and 1995

                                                                            1996          1995
                                                                         -----------   -----------

Revenues                                                                 $16,009,116   $     -
                                                                         -----------   -----------


Operating costs and expenses
  Operating costs                                                          8,996,091
  Selling, general and administrative expenses                             5,498,291     1,468,118
  Depreciation and amortization                                            2,985,025        11,921
                                                                         -----------   -----------
Total operating costs and expenses                                        17,479,407     1,480,039
                                                                         -----------   -----------
Operating loss                                                            (1,470,291)   (1,480,039)
                                                                         -----------   -----------

Other income (expense):
  Interest  income                                                           322,135     1,000,571
  Other income                                                               103,030       126,597
  Interest expense                                                          (355,879)       (2,775)
                                                                         -----------   -----------
Total other income, net                                                       69,286     1,124,393
                                                                         -----------   -----------

Loss from continuing operations before
  provision for income taxes                                              (1,401,005)     (355,646)
Income tax expense                                                           117,602         -
                                                                         -----------   -----------
Loss from continuing operations                                           (1,518,607)     (355,646)
                                                                         -----------   -----------

Discontinued operations (see Note 12):
  Income from discontinued operations (net of income
     tax expense of $ 0  and  $177,000, in 1996 and 1995 respectively)        -            584,692
                                                                         -----------   -----------
  Income from discontinued operations                                         -            584,692
                                                                         -----------   -----------
Income (loss) before minority interests                                   (1,518,607)      229,046
  Minority interest in the loss of consolidated subsidiaries                  23,310         -
                                                                         -----------   -----------
Net income (loss)                                                         (1,495,297)      229,046
Preferred stock dividends                                                   (636,436)     (346,936)
                                                                         -----------   -----------

Net loss applicable to
  common stock                                                           ($2,131,733)    ($117,890)
                                                                         ===========   ===========

Loss per share applicable to common stock
  Loss from continuing operations                                             ($0.19)       ($0.10)
  Income from discontinued operations                                           0.00          0.08
                                                                         -----------   -----------
     Loss per share applicable to common stock                                ($0.19)       ($0.02)
                                                                         ===========   ===========


See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                      Years Ended March 31, 1996 and 1995

                                                        Convertible           Convertible              Common stock
                                                      preferred stock       preferred stock           par value $.02
                                                  ----------------------   -------------------   ------------------------
                                                    Shares     Amount      Shares      Amount      Shares       Amount
                                                  ----------   ---------   ---------  --------   ----------    ----------
Balances at March 31, 1994                           693,864    $693,864        -     $   -       7,096,715      $141,934

Net income
Exercise of warrants and other                                                                       50,718         1,015
Dividends on convertible preferred stock
                                                  ----------   ---------   ---------  --------   ----------    ----------
Balances at March 31, 1995                           693,864    $693,864        -     $   -       7,147,433      $142,949

Net income
Private placement of Series 1995
   Preferred Stock                                                           148,500   148,500
Private placement of common stock                                                                 4,800,000        96,000
Conversion of minority interests                                                                    534,616        10,692
Distribution of shares of common stock
   to holders of the Series 1995 preferred stock
   electing to receive dividends in
   the form of common stock                                                                          13,042           261
Dividends on convertible preferred stock
                                                  ----------   ---------   ---------  --------   ----------    ----------
Balances at March 31, 1996                           693,864    $693,864     148,500  $148,500   12,495,091      $249,902
                                                  ==========   =========   =========  ========   ==========    ==========



                                                   Additional                                 Total
                                                    paid-in      Accumulated    Treasury   stockholders'
                                                    capital        deficit       Stock        equity
                                                 ------------   -------------   --------   ------------
Balances at March 31, 1994                        $41,264,928    ($26,709,814)  ($69,500)   $15,321,412
                                                 ------------   -------------   --------   ------------

Net income                                                            229,046                   229,046
Exercise of warrants and other                          5,072                                     6,087
Dividends on convertible preferred stock                             (346,936)                 (346,936)
                                                 ------------   -------------   --------   ------------
Balances at March 31, 1995                        $41,270,000    ($26,827,704)  ($69,500)   $15,209,609

Net income                                                         (1,495,297)               (1,495,297)
Private placement of Series 1995
   Preferred Stock                                 13,850,018                                13,998,518
Private placement of common stock                   8,596,992                                 8,692,992
Conversion of minority interests                    1,593,156                                 1,603,848
Distribution of shares of common stock
   to holders of the Series 1995 preferred stock
   electing to receive dividends in the form
   of common stock                                     49,462                                    49,723
Dividends on convertible preferred stock                             (636,436)                 (636,436)
                                                 ------------   -------------   --------   ------------
Balances at March 31, 1996                        $65,359,628    ($28,959,437)  ($69,500)   $37,422,957
                                                 ============   =============   ========   ============



See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                      Years Ended March 31, 1996 and 1995

                                                                                   1996               1995
                                                                               ------------       ------------
Cash flows from operating activities:
Net income (loss)                                                               ($1,495,297)          $229,046
                                                                               ------------       ------------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities,  net of
  assets and liabilities of acquired businesses:
    Income from discontinued operations                                                -              (584,692)
    Amortization of discount on long-term debt                                      137,670
    Minority interest in the loss of consolidated subsidiaries                      (23,310)              -
    Depreciation and amortization                                                 2,985,024             11,921
    Increase in accounts and notes receivable , net                              (1,350,598)            (2,713)
    (Increase) decrease in prepaid expenses and other assets                       (426,682)           263,305
    Increase in accounts payable and other liabilities                              629,657            (12,473)
                                                                               ------------       ------------
                                                                                  1,951,762           (324,652)
                                                                               ------------       ------------
      Net cash provided by (used in) operating activities                           456,465            (95,606)
                                                                               ------------       ------------


Cash flows from investing activities:
    Proceeds from the sale of fixed assets                                          182,471
    Property additions                                                           (2,136,022)          (134,705)
    Proceeds from the maturity of short term investments                               -             5,175,594
    Proceeds from note received on sale of discontinued operations                     -             3,000,000
    Proceeds from principal repayment on mortgages                                   26,037             16,483
    Acquisition of cable television systems, net of cash acquired               (11,854,415)       (12,200,225)
                                                                               ------------       ------------
      Net cash used in investing activities                                     (13,781,929)        (4,142,853)
                                                                               ------------       ------------


Cash flows from financing activities:
    Principal payments on long-term debt, net                                    (2,944,659)           (73,128)
    Decrease in cash overdraft                                                      (84,138)              -
    Dividends paid on preferred stock                                              (586,713)          (346,936)
    Private placement proceeds, net of issuance costs                            22,691,510               -
    Exercise of warrants                                                               -                 6,087
                                                                               ------------       ------------
      Net cash provided by (used in) financing activities                        19,076,000           (413,977)
                                                                               ------------       ------------
Net cash provided by discontinued operations                                           -             1,283,417
                                                                               ------------       ------------


Net increase (decrease) in cash and cash equivalents                              5,750,536         (3,369,019)

Cash and cash equivalents:
    Beginning of year                                                             2,778,564          6,147,583
                                                                               ------------       ------------
    End of year                                                                  $8,529,100         $2,778,564
                                                                               ============       ============



Significant non-cash investing activities are as follows:

      Granting of minority interest to joint venture partners                    $1,514,280         $1,230,054
                                                                               ============       ============

      Common stock issued for conversion of minority interests                   $1,603,848               -
                                                                               ============       ============

      Distribution of common stock to holders of Series 1995
      Preferred Stock electing to receive dividends in the
      form of common stock.                                                      $   49,723               -
                                                                               ============       ============

See accompanying notes to consolidated financial statements.

TESCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:
- --------------------------------------------------

Business and principles of consolidation
- ----------------------------------------

     The Company is engaged in the business of acquiring and developing cable television systems and communications properties in Latin America. During the fiscal year ended March 31, 1996, the Company continued to concentrate its operations in Argentina.

     The accompanying consolidated financial statements include the accounts of Tescorp, Inc. ("Tescorp"), its wholly-owned subsidiaries and companies in which it holds majority, indirect joint venture interests (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Prior to March 31, 1995, the Company reported its holdings in the Latin American Operations as "Notes Receivable," and did not consolidate the financial results of those operations because the requirements for consolidation, as set forth in FASB No. 94, had not been met. The Company began preparing its balance sheet on a consolidated basis to include the Latin American Operations in its annual report on Form 10-KSB for the fiscal year ended March 31, 1995, and consolidated the statement of income for these operations in the periods beginning April 1, 1995.

Cash and cash equivalents
- -------------------------

     For purposes of the consolidated statements of cash flows, the Company considers cash equivalents to include time deposits, certificates of deposit and highly liquid debt instruments with original maturities of three months or less.

Fair value of financial instruments
- -----------------------------------

     Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision.

     The Company believes that the carrying amounts of its current assets, current liabilities and long-term debt approximate the fair value of such items.

Allowance for doubtful accounts
- -------------------------------

     The allowance for doubtful accounts totaled $446,831 and $66,913 at March 31, 1996 and 1995, respectively.

Plant and equipment
- -------------------

     Plant and equipment are stated at historical cost net of accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred. Improvements or betterments of a permanent nature are capitalized. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses resulting from property disposals are credited or charged to operations. The Company computes depreciation using the straight-line method over estimated useful lives, ranging from 5 to 20 years, of the related asset (see Note 3).

Franchise costs
- ---------------

     Franchise costs consist of the value of the license to own and operate the cable television system and the value of the cable television subscribers that existed as of the acquisition date. Franchise costs include the difference between the cost of acquiring cable television systems and amounts assigned to
their tangible assets.   The amounts assigned to tangible assets were determined
based upon an appraisal of such assets conducted by an independent, third party engineer with expertise in the cable television and communications industries. The Franchise costs are amortized on a straight-line basis over their estimated life, not to exceed 20 years.

     The Company's policy is to periodically evaluate the franchise costs to determine whether there has been any impairment in value. This evaluation will include, among other things, a review of the fair market, going concern value of the cable television systems and the value of the tangible assets of such systems.

     Fair market, going concern value is estimated by applying the cash flow multiple or price per subscriber valuation methods commonly used in the cable television industry. The valuation method is applied based upon the type and amount of information available regarding the sale of comparable cable television companies owned by independent third parties. Using the cash flow method, the Company determines the fair market, going concern value of its cable television companies by calculating the product of the aggregate amount of undiscounted cash flow provided by the operations of the cable television systems and the estimated average multiple of cash flow paid by independent third parties for cable television systems which are comparable to those in which the Company has an ownership interest. Using the price per subscriber method, the Company determines the fair market, going concern value of the cable television companies by calculating the product of the number of subscribers served by the cable television systems which are comparable to those in which the Company has ownership interests.

     Franchise cost are net of accumulated amortization in the amount of $1,075,378 and $ 0 at March 31, 1996 and 1995, respectively.

Revenue recognition
- -------------------

     Monthly cable service revenue is recognized in the period in which services are provided. Cable installation revenue is recognized in the period the
related services are provided to the extent of direct selling costs.   Any
remaining amount is deferred and recognized over the average period that subscribers are expected to remain connected to the cable television system.

Income taxes
- ------------

     Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Earnings per common share
- -------------------------

     Earnings per common share are calculated by dividing net income applicable to common stock (this is calculated by deducting preferred stock dividends from net income) by the weighted average number of common stock and common stock equivalents outstanding during the year.

     The computations of earnings per common share for each of the fiscal years presented assume the exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents. The number of shares that would be issued from the exercise of stock options and warrants has been reduced by the number of shares that could have been purchased from the proceeds at the estimated average fair value of the Company's stock. Assumed conversion of convertible preferred stock is antidilutive. Fully diluted earnings per share amounts are not presented for fiscal 1996 or 1995 because they do not materially differ from primary earnings per share.

     For the fiscal years ending March 31, 1996 and 1995, the weighted average number of common shares outstanding was 11,573,696 and 7,111,712, respectively. The weighted number of common stock and common stock equivalent shares for the fiscal years ending March 31, 1996 and 1995, was 12,126,385 and 7,361,765, respectively. However, in calculating earnings per share the common stock equivalents were ignored due to the antidilutive effect.

Foreign currency translation
- ----------------------------

     Foreign currency assets and liabilities are translated into U. S. dollars at current rates in effect at the balance sheet date. Since April 1991, the Argentine government has maintained an exchange rate of one Argentine peso to one U. S. dollar, therefore there are no recognized transaction gains or losses.

Estimates
- ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
- -----------------

     Certain reclassifications have been made to the fiscal year 1995 amounts to conform the fiscal year 1996 presentation.

Accounting for the Impairment of Long-Lived Assets
- ---------------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of ("FAS 121") , which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used in its operations for fiscal years beginning after December 15, 1995. The adoption of this standard, in the opinion of management, should not have a material impact on the Company's results of operations, financial position or cash flows.

Stock Based Compensation
- ------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation ("FAS 123"), which establishes a fair value based method of accounting for stock based compensation through recognition or disclosure. This standard is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company intends to adopt the standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted April 1, 1995. The adoption of this standard, in the opinion of management, should not have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 2 - LATIN AMERICAN OPERATIONS AND ACQUISITIONS
- ---------------------------------------------------

     Effective as of April 1994, the Company entered into a contractual joint venture (the "Joint Venture") to acquire cable television and communications properties in Latin America. To facilitate the Company's participation in the Joint Venture, the Company organized two new subsidiaries: Austral Communications Corp. ("Austral"), a Texas corporation which is a wholly owned subsidiary of the Company, and Comunicaciones Austral S.A. ("CASA"), an Argentine Sociedad Anonima which is a 97.0 percent owned subsidiary of Austral. To facilitate the activities of the Joint Venture in Argentina, the Company and its partners in the Joint Venture (the "Joint Venture Partners") organized two new Argentine Sociedades Anonimas both of which are presently 97 percent owned by Austral: CableDifusion S.A. ("CableDifusion") and SMR S.A. ("SMR") (CableDifusion and SMR are collectively referred to herein as the "Argentine Joint Venture Companies").

     CableDifusion is contractually responsible for the management of the Argentine Cable Companies. SMR, which was originally organized to pursue licenses to own and operate businesses deploying Enhanced Specialized Mobile Radio and/or related technologies in Argentina, was utilized to facilitate Austral's acquisition of a direct title ownership interest in certain Argentine cable companies.

     During the past two fiscal years ended March 31, 1996, the Company loaned or committed to loan to the Joint Venture Partners, CASA and SMR an aggregate of approximately $29.1 million (the "Partner Loans") for the purpose of acquiring, pursuant to the Joint Venture, the following eight Argentine companies which own and operate cable television systems in Argentina (the "Argentine Cable Companies"): Televisora Austral S.A. ("Televisora Austral"), CableMax S.A. which was formerly known as Canal 2 TV Austral S.A. ("CableMax"), Reconquista Televisora Color S.R.L. ("RTC"), Avellaneda Video Cable S.R.L. ("AVC"), Cable Vision Gallegos S.R.L. ("CVG"), Teveca S.R.L. ("Teveca"), CablePlus S.A. ("CablePlus"), and SIR TV S.R.L. ("SIR TV"). A description of the Argentine Cable Companies follows below.

1995 Acquisitions

     Televisora Austral. On April 5, 1994, Austral committed to loan to the
     ------------------
Joint Venture Partners $1.5 million (the "Televisora Austral Loan") to acquire the outstanding equity of Televisora Austral subject to the Joint Venture. Televisora Austral operates the cable television system serving Ushuaia, the capital of the Argentine Province of Tierra del Fuego.

     On April 7, 1994, the Joint Venture Partners acquired Televisora Austral for approximately $1.5 million (which included the assumption of certain
liabilities).   Through the Joint Venture, the Company holds a 96 percent
economic interest in Televisora Austral.

     Televisora Austral, which is the only provider of cable television service in Ushuaia, competed against TV Nieve S.R.L. ("TV Nieve"), a local Microwave Multi-Point Distribution System ("MMDS") which provides a service similar to
cable television.   Subsequent to March 31, 1996, Televisora Austral acquired
over 99 percent of the ownership of TV Nieve for approximately $1.3 million using the proceeds of a loan provided by Austral.

     CableMax/Canal 2.  On August 16, 1994, Austral committed to loan to the
     ----------------
Joint Venture Partners $5.5 million (the "CableMax Loan") to acquire 100 percent of the outstanding equity of CableMax (formerly known as Canal 2 TV Austral S.A.) subject to the Joint Venture. That same day, the Joint Venture
Partners acquired CableMax for approximately $4.9 million.   CableMax operates a
cable television system serving Rio Gallegos, the capital of the Argentine Province of Santa Cruz.

     In February 1995, Austral committed to loan to the Joint Venture Partners $1.9 million (the "CVG Loan") to acquire 100 percent of the outstanding equity of CVG subject to the Joint Venture. Effective March 1, 1995, the Joint Venture
Partners acquired CVG for approximately $1.9 million.   CVG operated a cable
television system serving Rio Gallegos which was in direct competition with CableMax. Through the Joint Venture, the Company holds a 96 percent economic interest in CableMax and CVG.

     Concurrent with the acquisition of CVG, the operations of CVG were consolidated into CableMax. At present, CableMax and CVG are the only providers of cable television service in Rio Gallegos, and no MMDS competitor provides service in the community.

     RTC/AVC.  On December 9, 1994, Austral committed to loan to the Joint
     -------
Venture Partners $4.8 million (the "RTC Loan") to acquire 100 percent of the outstanding equity of RTC subject to the Joint Venture. That same day, the
Joint Venture Partners acquired RTC for approximately $4.6 million.   RTC
operates a cable television system serving Reconquista in the Argentine Province of Santa Fe.

     On or about February 7, 1995, Austral committed to loan to the Joint Venture Partners $1.3 million (the "AVC Loan") to acquire 100 percent of the outstanding equity of AVC subject to the Joint Venture. On February 7, 1995, the Joint Venture Partners acquired AVC for approximately $1.3 million. AVC operated a cable television system serving Avellaneda, a city adjacent to Reconquista in the Argentine Province of Santa Fe. Through the Joint Venture, the Company holds a 96 percent economic interest in RTC and AVC.

     Concurrent with the acquisition of AVC, the operations of AVC were consolidated into RTC, and the combined systems are now operated in the two communities under the name "ARTV".

     At present, RTC and AVC provide cable television service in competition with TV SIS S.R.L. ("TV SIS") and the operator of a Ultra High Frequency ("UHF") system. Subsequent to the close of fiscal 1996, RTC entered into a contract to acquire substantially all of the assets of TV SIS for approximately $1.5 million. The contract to acquire TV SIS is subject to the fulfillment of numerous conditions, and management anticipates that Austral will loan to RTC the funds necessary to acquire TV SIS assuming that such acquisition is consummated. See Note 13 Subsequent Events.

1996 Acquisitions

     Teveca/CablePlus. In July 1995, Austral committed to loan to the Joint
     ----------------
Venture Partners $6.6 million to acquire pursuant to the Joint Venture 80 percent of the outstanding equity of Teveca and CablePlus, the companies that provide cable television service to San Carlos de Bariloche which is located in the Argentine Province of Rio Negro. Using proceeds from the Teveca Loan, the Joint Venture Partners acquired the 80 percent interest in Teveca and CablePlus pursuant to the Joint Venture for approximately $6.5 million including the assumption of certain liabilities, of which approximately $5.8 million has been identified as franchise costs (and will be amortized over a 20 year period). In addition to the $6.5 million purchase price, the Joint Venture Partners paid approximately $125,000 of closing costs. This acquisition was accounted for using the purchase method of accounting and the sellers were not affiliated with the Company. Accordingly, the assets and liabilities of Teveca and CablePlus have been recorded at their estimated fair market value at the date of acquisition. The assets of CablePlus have been contributed to Teveca and CablePlus is being liquidated. Through the Joint Venture, the Company holds a 77 percent economic interest in Teveca and CablePlus.

     Teveca, which is the only provider of cable television service in San Carlos de Bariloche, competes against a local UHF which provides a service similar to cable television.

     SIR TV. In December 1995, Austral committed to loan to the Joint Venture
     ------
Partners $6.7 million to acquire pursuant to the Joint Venture the outstanding equity of SIR TV which provides cable television service to Trelew, Rawson and Puerto Madryn, all of which are located in the Argentine Province of Chubut. Using proceeds from the SIR TV Loan, the Joint Venture Partners acquired SIR TV pursuant to the Joint Venture for approximately $6.5 million including the assumption of certain liabilities, of which approximately $4.7 million has been identified as franchise costs (and will be amortized over a 20 year period). In addition to the $6.5 million purchase price, the joint venture has paid approximately $200,000 of closing costs. This acquisition was accounted for using the purchase method of accounting and the sellers were not affiliated with the Company. Accordingly, the assets and liabilities of SIR TV have been recorded at their estimated fair market value at the date of acquisition. Through the Joint Venture, the Company holds a 96 percent economic interest in SIR TV.

     The cable television markets in Trelew, Rawson and Puerto Madryn are highly competitive, and SIR TV has multiple cable television competitors in each
market.   Subsequent to the close of fiscal 1996, Transcable S.A., a new
Sociedad Anonima organized to consolidate the Trelew, Rawson and Puerto Madryn markets, acquired substantially all the assets of Canal 4 Rawson for approximately $500,000 using the proceeds of a loan provided by Austral. Canal 4 Rawson provides cable television service in competition to SIR TV in Rawson.

     The 1995 Acquisitions and the 1996 Acquisitions were completed for approximately $27.2 million. The transactions were accounted for by the purchase method of accounting. Accordingly, acquired assets and assumed liabilities were recorded at their estimated fair values, which resulted in franchise costs of approximately $26.3 million that will be amortized over 20 years. The allocation of the purchase price below is, in certain instances, based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained. In the opinion of the Company's management, the asset and liability valuation for the purchases discussed above should not be materially different than the allocations shown below. A summary of the purchase price allocation is as follows:

                                            1996             1995
                                         Acquisitions     Acquisitions
Cash                                            -             388,000
Accounts receivable and other assets         952,000          877,000
Property and equipment                     4,610,000        2,132,000
Franchise costs                            9,628,000       16,683,000
Accounts payable and other liabilities    (1,573,000)      (3,018,000)
Bank debt                                     (8,000)      (3,079,000)
Deferred income tax                         (247,000)        (165,000)
                                          ----------       ----------
                                          13,362,000       13,818,000
                                          ==========       ==========

     The following unaudited condensed pro forma statements of operations present the results of operations for the year ended March 31, 1996 and March 31, 1995, as if the purchases had occurred on April 1, 1994. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transactions included in the pro forma statements actually taken place on April 1, 1994, or of future results of operations.

                                                Year Ended         Year Ended
                                              March 31, 1996     March 31, 1995
                                              --------------     --------------
Revenues                                       $20,297,000          $19,772,000

Net income (loss)                               (1,720,000)             177,000

Net income (loss) applicable to common stock    (2,355,000)            (170,000)

Loss per share applicable to common stock      $     (0.20)         $     (0.02)

     In fiscal 1996, the Company increased to 96 percent its joint venture interest in the Argentine Cable Companies and Argentine Joint Venture Companies. To effect this increase, the Company converted approximately 75 percent of the 16 percent joint venture and profits interests held by the Joint Venture Partners and certain other parties in the Argentine Cable Companies and Argentine Joint Venture Companies into direct stock ownership interests in the Company. To effect this conversion, the Company issued or committed to issue 534,616 shares of its newly issued Common Stock (the "Conversion Shares") and 3 percent of the stock of CASA.

     The Joint Venture is managed by CASA as Managing Venturer. CableDifusion, one of the Argentine Joint Venture Companies, has entered into contractual agreements providing for its management of the Argentine Cable Companies.

NOTE 3 -  PLANT AND EQUIPMENT:
- -----------------------------

     Plant and equipment at March 31, 1996 and 1995 consisted of the following:

                                                March 31, 1996   March 31, 1995
                                                --------------   --------------
Cable systems and related assets                  $ 7,148,848      $ 1,907,786
Support Equipment                                     352,974           95,651
Leasehold Improvements                                978,513          144,805
Office furniture and equipment                        579,086          165,577
                                                  -----------      -----------
                                                    9,059,421        2,313,819
Less: Accumulated depreciation                     (1,926,483)         (19,365)
                                                  -----------      -----------
                                                  $ 7,132,938      $ 2,294,454
                                                  ===========      ===========

NOTE  4 - OTHER LIABILITIES:
- ----------------------------

     Other liabilities at March 31, 1996 and 1995 consisted of the following:

                                                March 31, 1996   March 31, 1995
                                                --------------   --------------
Net deferred tax liability                          $275,472        $146,595
Advances from subscribers                            180,892         157,950
Accrued preferred stock dividends                     86,734          86,734
Other accrued liabilities                            395,723         278,966
                                                    --------        --------
                                                    $938,821        $670,245
                                                    ========        ========

NOTE  5 - LONG-TERM DEBT:
- -------------------------

     The long-term debt of the Company at March 31, 1996 and 1995 consisted of the following:

                                                March 31, 1996   March 31, 1995
                                                --------------   --------------
Note payable to an individual in monthly
installments of $15,000 including principal and
imputed interest, maturing in July 1997.
Interest has been imputed at the rate of
10% per annum.                                     $259,520         $        -

Note payable to an individual in monthly
installments of $2,000, increasing to $3,000
in March 1998, including principal and
imputed interest, maturing in March 2000.
Interest has been imputed at the rate of
10% per annum.                                      112,875                  -

Note payable to a bank, bearing interest
at the rate of 18%, payable in monthly
installments of $965 including principal
and interest and maturing in June 1999.              28,337             34,460

Note payable to a bank, bearing interest
at the rate of 17.4%, payable in monthly
installments of $5,000 plus interest
and maturing in September 1996.                      30,000             81,646

Note payable to a bank, bearing interest
at the rate of 21.7%, payable in monthly
installments of $1,340 plus interest
and maturing in December 1996.                       11,615             25,132

Note payable to a bank, bearing interest
at the rate of 16%, payable in monthly
installments of $380 plus interest
and maturing in May 1997.                             5,304                  -

Notes payable to a bank, bearing interest
at the rate of 18%                                        -             26,282

Notes payable to individuals bearing interest
at annual rates from 10% to 20%, with
original maturity dates ranging from April
1995 through May 1996.                                    -          3,078,930
                                                   --------         ----------
                                                   $447,651         $3,246,450
                                                   ========         ==========

NOTE 6 - INCOME TAXES:
- ---------------------

     Total income tax expense for the years ended March 31, 1996 and 1995 consisted of the following:

                                                March 31, 1996   March 31, 1995
                                                --------------   --------------

United States
   Current                                        $   19,090         $  195,000
   Deferred                                         (157,000)           (18,000)
                                                  ----------         ----------
                                                    (137,910)           177,000
                                                  ----------         ----------
Foreign
   Current                                           391,832                -
   Deferred                                         (136,320)               -
                                                  ----------         ----------
                                                     255,512                -
                                                  ----------         ----------

  Total                                           $  117,602         $  177,000
                                                  ==========         ==========


     The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                March 31, 1996   March 31, 1995
                                                --------------   --------------
Tax (benefit) computed at statutory rates           (476,000)           138,000
Loss of consolidated foreign subsidiaries
  not subject to tax                               1,386,000             68,000
Differential in foreign and U.S. tax rates           (58,000)               -
Alternative minimum tax                                  -                9,000
Non-taxable items                                   (178,000)           (38,000)
Change in the valuation allowance                   (544,000)               -
Other                                                (12,398)               -
                                                  ----------         ----------
  Total                                              117,602            177,000
                                                  ==========         ==========

The income tax expense for the years ended March 31, 1996 and 1995 was allocated as follows:

                                                March 31, 1996   March 31, 1995
                                                --------------   --------------
Loss from continuing operations                    $  117,602       $      -
Income from discontinued operations                       -            177,000
                                                   ----------       ----------
                                                   $  117,602       $  177,000
                                                   ==========       ==========

     The components of and changes in the net deferred tax asset were as follows:

                                                March 31, 1996   March 31, 1995
                                                --------------   --------------
Federal regular tax operating
  loss carryforwards                              $ 2,283,000      $ 2,655,000
Allowance for doubtful accounts                        85,000          117,000
Foreign tax credit                                     84,000           84,000
Alternative minimum tax                                35,000           10,000
Other                                                     -              8,000
                                                  -----------      -----------
                                                    2,487,000        2,874,000
Valuation allowance                                (2,312,000)      (2,856,000)
                                                  -----------      -----------
                                                      175,000           18,000

Deferred tax liability-plant and equipment           (275,472)        (164,595)
                                                  -----------      -----------
  Net deferred tax liability                      $  (100,472)     $  (146,595)
                                                  ===========      ===========

     At March 31, 1996, the Company had net operating loss carryforwards that could be utilized to offset future taxable income of an estimated $6.7 million for federal income tax purposes. These carryforwards expire in 1999 through 2002. However, as a result of a change in control as defined under Section 382 of the Internal Revenue Code, the annual utilization of the net operating loss carryforward is estimated to be limited to approximately $1.4 million of annual taxable income per year.

     During the year ended March 31, 1996, the valuation allowance related to the deferred tax assets was reduced by $544,000 primarily due the realization of the tax net operating loss carryforwards.

NOTE 7 - CAPITAL STOCK:
- ----------------------

Series 1990 Preferred Stock
- ---------------------------

     Annual dividends of $0.50 per share of Series 1990 10% Convertible Preferred Stock (Series 1990 Preferred Stock) are payable on a quarterly basis. Each share of Series 1990 Preferred Stock is convertible into shares of the Company's common stock determined by dividing $5.00 by a conversion price of $3.99 per share.

     Shares of Series 1990 Preferred Stock are redeemable at the option of the Company at a price equal to $5.00 per share plus any accrued and unpaid dividends. Terms of the Series 1990 Preferred Stock provide that the Company may redeem no fewer than 70,000 shares at any one time unless all outstanding shares are being redeemed. Only one redemption per quarter is permitted and the Company is precluded from making a partial redemption if there are fewer than 200,000 shares of Series 1990 Preferred Stock outstanding. Holders of Series 1990 Preferred Stock shares are entitled to one vote per share on all matters for which holders of common stock may vote (voting as a single class with the shares of common stock) and are entitled to a liquidation preference of $5.00 per share plus any accrued or unpaid dividends.

     An escrow account arrangement was created at the time of the issuance of the Series 1990 Preferred Stock to provide an alternative source of funds for payment of dividends and liquidation preferences in the event of a default by the Company. The escrow account arrangement includes cash, a $500,000 irrevocable letter of credit, 100,000 shares of the Company's common stock, and first lien mortgage on certain real restate owned by the Company. Effective as of April 1, 1996, under the terms of the Escrow Agreement, the Company was able to have all items of collateral released from the escrow.

Series 1995 Preferred Stock
- ---------------------------

     The 148,500 outstanding shares of Series 1995 8% Convertible Preferred Stock ("Series 1995 Preferred Stock") were issued in a private placement transaction for $100 per share and carry annual dividends of $8.00 per share payable on a quarterly basis, except that holders who have so elected may have such dividends paid in shares of Common Stock. In the event of liquidation, the holders of Series 1995 Preferred Stock are entitled to receive $100.00 plus accrued and unpaid dividends before the holders of Common Stock are entitled to receive any of the liquidation proceeds. Each share of Series 1995 Preferred Stock is convertible into shares of the Company's common stock by dividing $100.00 by a conversion price of $3.125 per share, subject to certain adjustments (the "Conversion Rate").

     In the event that the quoted price of the Common Stock exceeds $4.6875, subject to certain adjustments, for a period of twenty trading days beginning on any trading day on or after December 15, 1998, the Company shall have the right to compel the conversion of all but not less than all of the Series 1995 Preferred Stock into Common Stock at the Conversion Rate. Subject in all respects to this provision, the holders of shares of Series 1995 Preferred Stock shall have the right, at their option to convert all or any part of such shares into Common Stock.

Common Stock
- ------------

     In May 1995, the Company completed a $9.6 million private placement of 4,800,000 common stock at $2.00 per share. Proceeds from the private placement are being used to fund the acquisition of additional interests in Argentine cable television companies and provide working capital.

     In December 1995, the Company issued 534,616 shares of common stock in connection with the conversion of the minority interests.

NOTE 8 - STOCK OPTIONS AND WARRANTS:
- -----------------------------------

     The following paragraphs summarize the outstanding options and warrants of the Company. Unless otherwise stated, the exercise price was equal to or greater than the fair market price of the stock at the date of grant.

     Pursuant to the Company's 1991 Incentive Plan, the Company, upon the recommendation of the compensation committee of the Board of Directors may grant stock options and limited stock appreciation rights with respect to an aggregate
of 1,400,000 shares of common stock.   In  September 1995,  50,000 options were
granted at an exercise price of $2.75 per share, and are exerciseable based on a
two year vesting schedule.   In December 1995, 550,000 options were granted at
an exercise price of $3.00 per share and are exerciseable based on a three year vesting schedule. None of the options granted pursuant to the 1991 Incentive Plan were exercised during fiscal 1996. At March 31, 1996, 1,250,000 options were outstanding and 325,000 were exercisable, with exercise prices ranging from $1.25 to $3.00.

     Pursuant to the Company's 1993 Non-Employee Director Stock Option Plan ("NEDSOP"), the Company may grant options with respect to an aggregate of 150,000 shares of common stock. Effective as of July 8, 1995, 8,333 options were granted at an exercise price of $3.25 per share. All of the options granted are exercisable based on a three year vesting schedule. None of the options granted pursuant to the NEDSOP were exercised during fiscal 1996. At March 31, 1996, 58,333 options were outstanding and 33,334 shares were exercisable with exercise prices ranging from $1.21 to $3.25.

     The Company has issued stock options to purchase 396,432 shares of common stock (the "1993 Options"). The 1993 Options were exercisable upon issuance and expire on July 11, 1996. The exercise price under these options is $4.70 per share.

     On April 24, 1991 the Company issued warrants to a director (at the time of issuance, although he is no longer on the board) and to an affiliated party to purchase 50,000 shares each of the Company's common stock at $2.00 per share as compensation for certain investment banking services. These warrants, exercisable at March 31, 1996, were exercised in April 1996, prior to their expiration.

     In October 1994, the Company issued stock warrants to purchase 100,000 shares of common stock (the "1994 Warrants"). The 1994 Warrants are only excercisable upon the occurrence of certain events and expire in October 1996. The exercise price is $2.00 per share.

     In May 1995, the Company issued stock warrants to purchase 288,000 shares of common stock that expire in May 2000 and have an exercise price of $2.00 per share. Also in May 1995, the Company issued stock warrants to purchase 120,000 shares of common stock that expire in May 1998. The exercise price for this warrant is as follows: (i) 30,000 shares @ $2.00; (ii) 30,000 shares @ $2.50;
(iii) 30,000 shares @ $3.00 and (iv) 30,000 shares @ $3.50.

     In December 1995, the Company issued stock warrants to purchase 178,200 shares of common stock (the "December 1995 Warrants") that expire in December 2000. The December 1995 Warrants have an exercise price of $3.125 per share.

     The Company has additional stock options and warrants which had been issued prior to fiscal 1991. In connection with the recapitalization of the Company, the number of shares of common stock issuable upon exercise of the warrants and options and the related exercise price were adjusted to reflect the exchange of $.01 par value common stock for $.02 par value common stock. The amounts discussed in the following three paragraphs have been adjusted for the effect of such change.

     The stock options and warrants issued prior to fiscal 1991 include stock options issued to certain employees to purchase 36,405 shares of the Company's common stock at $6.18 per share. These options expire in 1998 and were exercisable at March 31, 1991. At March 31, 1996, 24,270 options were outstanding and exercisable.

     The Company has 326,350 of additional warrants outstanding to purchase shares of the Company's common stock at an exercise price of $1.24 per share. In June 1996, 234,102 options were exercised prior to their expiration.

     A summary of Warrants and Options outstanding is as follows:

                                                Number of          Range of
                                                 Shares        Exercise Prices
                                                ---------      ---------------
Outstanding at March 31, 1994                   1,633,303       $1.21 - $6.18

Issued during fiscal year 1995                    108,334

Exercised, expired or canceled during fiscal
  year 1995                                       (94,585)
                                                ---------
Outstanding at March 31, 1995                   1,647,052       $1.21 - $6.18

Issued during fiscal year 1996                  1,186,200

Exercised, expired or canceled during fiscal
  year 1996                                             0
                                                ---------
Outstanding at March 31, 1996                   2,833,252       $1.21 - $6.18
                                                =========

NOTE 9 - RELATED PARTY TRANSACTIONS:
- -----------------------------------

     Certain expenses have been allocated to the Company for administrative and other services provided by an entity affiliated with the Company's principal stockholder. Such expenses totaled approximately $130,000 and $91,000 during fiscal 1996 and 1995, respectively.

     The Company currently leases office space in a six story office building in downtown Austin. The office building is under contract to be acquired by a partnership in which an officer of the Company, serves as a trustee for a trust that is a limited partner in the partnership.

     A former employee of the Company and current member of the board of directors was indebted to the Company in the amount of approximately $84,000
including accrued and unpaid interest.   In March 1996, the Company reached an
agreement with this individual to satisfy his obligation by taking title to 21,567 shares of the outstanding common stock at a price of $3.75 per share and cash of approximately $5,000. This transaction occurred during the first quarter of fiscal 1997 and the Company retired the shares of common stock.

     In June 1995, the Company loaned $174,000 to its Joint Venture Partners for the purpose of acquiring an option to acquire an indirect economic interest in the outstanding equity of TV Nieve S. A., the Company that provides MMDS service in Ushuaia, Argentina. At March 31, 1996, the Company had not yet elected to exercise this option to include this interest in the Joint Venture. Accordingly, the Company has reflected notes receivable in the amount of $174,000 on its balance sheet at March 31, 1996.

NOTE 10 - OPERATING LEASES:
- --------------------------

     The Company leases various buildings, equipment and office facilities under operating leases ranging from one year to 12 years. The total minimum future lease payments under these non-cancelable operating leases having an initial term of one year or more are as follows:

                                                         Lease
                Fiscal Year Ended                       Expense
        --------------------------------              -----------
        March 31, 1997                                $   462,326
        March 31, 1998                                    348,982
        March 31, 1999                                    245,932
        March 31, 2000                                    142,152
        Thereafter                                        508,697
                                                      -----------
        Total                                         $ 1,708,089
                                                      ===========

     Total rental expense under operating leases for the years ended March 31, 1996 and 1995 was approximately $270,000 and $15,000, respectively.

NOTE 11 - SEGMENT INFORMATION:
- -----------------------------

The Company's operations by geographic area are as follows:

                                           For the fiscal year ending
                                       March 31, 1996    March 31, 1995
                                       --------------    --------------
Revenues
   Argentina                            $ 16,009,116      $        -
   United States                                 -                 -
                                        ------------      ------------
                                        $ 16,009,116      $        -
                                        ============      ============

Operating Income
   Argentina                            $     25,832      $   (200,855)
   United States                          (1,496,123)       (1,279,184)
                                        ------------      ------------
                                        $ (1,470,291)     $ (1,480,039)
                                        ============      ============

Identifiable assets
   Argentina                            $ 33,887,142      $ 19,953,428
   United States                          10,455,058         3,065,016
                                        ------------      ------------
                                        $ 44,342,200      $ 23,018,444
                                        ============      ============


NOTE 12 - DISCONTINUED OPERATIONS:
- ---------------------------------

     Effective February 9, 1994, the Company sold substantially all of the assets of its Tescorp Seismic Products Company division and the stock of its Reed Products, Inc. subsidiary (collectively referred to as "Tescorp Seismic") to a wholly-owned subsidiary of Input/Output, Inc. ("I/O").

     Effective July 8, 1993, the Company sold substantially all of the assets of its Metserco Holdings, Inc. ("Holdings") subsidiary and the Metserco Corporation ("Metserco") subsidiary of Holdings to a wholly-owned subsidiary of Wheatly*TXT Corporation ("Wheatley*TXT").

     Because a sale of the assets of Tescorp Seismic, Metserco Holdings and Metserco was consummated, the Company has reflected the results from their operations as discontinued operations separate from the continuing operations of
the Company.    Revenues and operating income by each discontinued business segment are as follows:

                                                For the year ended March 31,
                                                ----------------------------
                                                     1996          1995
                                                -------------- -------------
Revenues:
  Geophysical products                             $     -        $690,880
  Oil and gas production products                        -             -
                                                   ---------      --------
  Total                                            $     -        $690,880
                                                   =========      ========
Operating profit (loss):
  Geophysical products                                   -         747,264
  Oil and gas production products                        -         (69,409)
                                                   ---------      --------
  Total                                                  -         677,855
                                                   =========      ========
Income before income taxes                               -         761,692
Income tax expense                                       -         177,000
                                                   ---------      --------
Income from discontinued operations                $     -        $584,692
                                                   =========      ========

NOTE 13 - SUBSEQUENT EVENTS
- ---------------------------

     On April 1, 1996, the Company agreed to transfer to Televisora Austral, an option (the "TV Nieve Option") to purchase for approximately $174,000 a minority interest in the equity of TV Nieve, S. A. ("TV Nieve") which provides MMDS television service in the city of Ushuaia, Argentina. On the same day, Televisora purchased the remaining majority interest in the equity of TV Nieve for approximately $1.15 million less the outstanding balance of TV Nieve liabilities pursuant to an agreement (the "Purchase Agreement"). Concurrent with the execution of the Purchase Agreement, Televisora made a downpayment to the sellers in the amount of $450,000 which was advanced to Televisora by the Company on February 27, 1996. Accordingly, Televisora now owns or effectively controls all of the outstanding equity of TV Nieve and the Company holds a 96 percent joint venture interest in Televisora.

     The aggregate purchase price for TV Nieve is approximately $1.3 million including the price paid for the TV Nieve Option and downpayment paid concurrent with the execution of the Purchase Agreement, which was applied against the purchase price. The Company advanced to Televisora the additional funds necessary to consummate the acquisition of TV Nieve contemplated in the Purchase Agreement. In addition to the purchase price, the Company anticipates that Televisora will incur $50,000 to $100,000 of closing costs relating primarily to the payment of legal and accounting fees and the funds needed to pay such fees will likely be advanced to Televisora by the Company.

          Transcable S. A., ("Transcable") an Argentine Sociedad Anonima recently organized by the Company, acquired substantially all of the assets of Canal 4 Rawson Video Cable, S. R. L. ("Canal 4") for approximately $500,000. Canal 4 provides cable television service to the city of Rawson, Chubut Province in Argentina. The Company currently provides cable television service to the city of Rawson through its joint venture interest in SIR TV, which currently provides cable services for the tri-city area of Trelew, Rawson and Puerto Madryn. In addition to the purchase price, the Company anticipates that Transcable will incur approximately $15,000 of closing costs in connection with the transaction.

     RTC has entered into an agreement (the "Purchase Agreement") to acquire substantially all of the assets of TV SIS. RTC made a downpayment to the sellers in the amount of $260,000 in June 1996; this downpayment is refundable upon the occurrence of certain events associated with the termination of the Purchase Agreement.

     The Company believes that it is likely that RTC will close on this transaction on or before December 31, 1996, thereby providing it with ownership of all of the assets of TV SIS. The aggregate purchase price is $1.45 million and the downpayment paid concurrent with the execution of the Purchase Agreement applies against the purchase price. The Company anticipates that it will advance to RTC the funds necessary to consummate the acquisition of TV SIS as contemplated in the Purchase Agreement. In addition to the purchase price, the Company anticipates that RTC will incur $50,000 of closing costs relating primarily to the payment of legal and accounting fees and the funds necessary to pay these fees will also likely be advanced to RTC by the Company.

     The price of the TV Nieve Option, the aggregate purchase price of TV Nieve, Canal 4 and TV SIS was determined through arms length negotiations and was based upon an analysis of fair market value considering prices being paid in similar markets for similar systems as well as the historical performance of the systems under current management and potential performance under new management.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
- ---------------------------------------

     From time to time, the Company may have contingent liabilities resulting from claims and commitments incident to the ordinary course of business. Management believes that the probable resolution of any such contingencies will not materially affect the financial position or results of operations of the Company.

     The Comite Nacional de Radiodifusion ("COMFER"), an Argentine governmental agency which is similar to the Federal Communications Commission in the United States, licenses and regulates cable television operations in Argentina. Effective October 20, 1994, the United States and Argentina ratified the Bi-Lateral Trade Agreement which provided, among other things, for the ownership of Argentine cable television systems by companies domiciled in the United States. Effective March 27, 1995 COMFER promulgated regulations relating to the licensure and approval of companies domiciled in the United States to own and operate Argentine cable television systems, and a representative of COMFER has indicated to the Company's management that COMFER no longer will distinguish between Argentine and U.S. applicants in the licensure process.

     Based on advice it has received, management is of the opinion that U.S. companies will be licensed to own and operate Argentine cable television systems. To date and to the best knowledge of the management of the Company, COMFER has formally approved or licensed two U.S. companies; however, the Company has no assurance that COMFER will approve its licensure. Management is currently seeking licensure of the Company or its subsidiaries with the assistance of the Joint Venture Partners and local counsel. A decision by COMFER to deny the licensure of the Company or its affiliated entities to own and operate cable television systems in Argentina could have a material adverse impact on the operations and value of the Company.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL
         ----------------------------------------------------------------------
DISCLOSURE
- ----------

     None.

================================================================================

                                   PART III
                                   --------


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
- ----------------------------------------------------------------------


Directors, Executive Officers and Key Employees


     All of the persons listed below are members of the present Board of Directors and have consented to be named in the Proxy Statement for the next annual meeting of shareholders and to serve as directors, if elected. Please refer to Item 11 under the caption "Security Ownership of Certain Beneficial Owners and Management" which sets forth certain additional information with respect to each of the members of the Board of Directors as of June 19, 1996.


     Winston J. Churchill, age 55, has been a director of the Company since July 1995. Mr. Churchill formed Churchill Investment Partners, Inc. in 1989 and CIP Capital, Inc. in 1990 and continues to be a principal of each. From 1989 to 1993 he served as Chairman of the Finance Committee of the $24 billion Pennsylvania Public School Employees' Retirement System.


     Jack R. Crosby, age 69, has been Chairman of the Board of Directors of the Company since its inception in 1980, and became Chief Executive Officer in 1991. Mr. Crosby is also Managing General Partner of Rust Group, L.P. ("Rust"), a Texas limited partnership holding certain of Mr. Crosby's business assets, and he is the president of Rust Capital, Ltd. ("Rust Capital"), a small business investment corporation with its headquarters in Austin, Texas. Mr. Crosby serves on the board of directors of Battle Mountain Gold and National Dentex Corporation.


     J. Kelly Elliott, age 65, has served as a director of the Company since 1983. Since 1990, Mr. Elliott has been Chairman of the Board and Chief Executive Officer of Sigma Electronics, a manufacturer and distributor of electrical transformers. Mr. Elliott has also served since 1992 as Chairman and Chief Executive Officer of Omnicomp Graphics, Inc., a computer graphics company, and Seaboard-Avval, Inc., an oilfield equipment manufacturer. From 1983 through 1989 Mr. Elliott was President and Chief Executive Officer of the Company. From 1976 to 1983, Mr. Elliott served as President and Chief Executive Officer of several wholly-owned subsidiaries of Hughes Tool Company, including Brown Oil Tools and BJ-Hughes, each of which was engaged in oilfield services. In June of 1993, Mr. Elliott was elected Chairman of the Board of Grant Tensor Geophysical Corporation, a publicly traded oilfield service company, and he served in that capacity through November 1995.


     Jack S. Gray, Jr., age 39, has been a director of the Company since 1989. Since April 1992, Mr. Gray has been the President and Chief Operating Officer of the Company. From August 1991 until April 1992, Mr. Gray was President of J&J Mercantile, an investment firm in Austin, Texas. From April 1991 until August 1991, Mr. Gray was Deputy Director of Appointments in the Office of the Governor, State of Texas. From 1985 to 1991, he was the Chief Financial Officer of the "Rust Group" (which collectively refers to the business activities of Mr. Crosby), and in this capacity, he served as an officer or director of numerous entities in which Mr. Crosby held direct and indirect ownership interests.
Prior to 1985, Mr. Gray was an investment banker with Duncan, Smith & Co., San Antonio, Texas. Mr. Gray serves on the board of directors of Boatmen's National Bank of Austin, Texas, N.A.


     Lee A. Lahourcade, age 39, has been a director of the Company since March 1992. Mr. Lahourcade was president of Rust Capital from June 1988 to June 1992. Since then, Mr. Lahourcade has served as a principal at Vaughn, Nelson, Scarborough, McConnell, L.P., a money management firm. Prior to joining Rust Capital, Mr. Lahourcade was a vice president of Merrill Lynch & Co. in the investment banking area.

     The Company has reviewed reports of and changes in ownership of equity securities of the Company and written representations submitted to it with respect to transactions in the Company's equity securities during fiscal year 1996. Each of Winston J. Churchill and J. Kelly Elliott neglected to file a Form 4 (for changes in beneficial ownership) with respect to an acquisition of securities (in the case of Mr. Churcill) and a disposition (in the case of Mr. Elliott).


ITEM 10.  EXECUTIVE COMPENSATION
- --------------------------------


Compensation of Directors


     Each director who is not an employee of the Company receives $1,000 for each board meeting attended, plus $500 for each committee meeting attended. Employees of the Company are not paid directors fees. No member of the Board of Directors was paid any compensation in the Company's 1996 fiscal year for his service as a director of the Company other than pursuant to the standard compensation arrangement for directors.


     At the annual meeting of shareholders held in October 1993, the 1993 Non-Employee Directors Stock Option Plan (the "1993 NEDSOP") was approved. Pursuant to the 1993 NEDSOP, non-employee directors are entitled to receive one option to purchase 8,333 shares of Company Common Stock upon becoming director, a second option to purchase an additional 8,333 shares at the completion of one full year of service, and a third option to purchase an additional 8,334 shares at the completion of two full years of service. Because Mr. Elliott completed two years of service as a director before March 31, 1994, he received options to acquire a total of 25,000 shares of Company Common Stock at the fair market value of the stock on the date of grant during fiscal year 1994. His options and 16,666 of Mr. Lahourcade's options were granted at an exercise price of $1.21. An option for 8,334 shares was granted to Mr. Lahourcade as of March 1994 (when he completed two full years of service as a director) at an exercise price of $1.625. Mr. Churchill received his initial option for 8,333 shares at an exercise price of $3.25 effective July, 1995.


     The 1993 NEDSOP was adopted in order to further the goal of attracting and retaining highly qualified non-employee directors of the Company and to motivate them to assert their best efforts for the Company. Non-employee directors are not eligible to participate in the Company's 1991 Incentive Plan, and, as employees, neither Mr. Gray nor Mr. Crosby is eligible to participate in the 1993 NEDSOP.


Compensation of Executive Officers


     The following table sets forth certain information for the fiscal years ended March 31, 1996, 1995 and 1994, with respect to the Chief Executive Officer (Mr. Crosby) and the President (Jack S. Gray, Jr.) as of March 31, 1996. There were no other executive officers of the Company who received annual compensation (including salary and bonuses earned) which exceeded $100,000 during fiscal year 1996.





                                                                                                        LONG-TERM
                                                                           ANNUAL COMPENSATION         COMPENSATION
FISCAL                                      PRINCIPAL                  ---------------------------       (B) (NO.         ALL OTHER
 YEAR          NAME                         POSITION                   SALARY     BONUS   OTHER (A)  OF STOCK OPTIONS)  COMPENSATION
- ------------------------------------------------------------------------------------------------------------------------------------

1996           Jack R. Crosby               Chairman and CEO           $112,500     --        --          250,000             --
               Jack S. Gray, Jr.            President                  $125,000     --        --          175,000             --

1995           Jack R. Crosby               Chairman and CEO           $100,000     --        --            N/A               --
               Jack S. Gray, Jr.            President                  $125,000     --        --            N/A               --

1994           Jack R. Crosby               Chairman and CEO           $100,000     --        --            N/A               --
               Jack S. Gray, Jr.            President                  $125,000     --        --            N/A               --


(a) This column includes benefits (not properly categorized as salary or bonus) that are in excess of 10% of the annual salary and bonus reported.

(b) During fiscal years 1995 and 1994, the Company did not pay or award any long-term compensation within the meaning of that term (restricted stock awards, options and long-term incentive payouts) to any of the named executive officers.


Stock Option Grants in 1996


     The following table shows information concerning individual grants of stock options during fiscal year 1996 to the named executive officers.


NAME                 NO. OF SECURITIES      % OF TOTAL
                        UNDERLYING        OPTIONS GRANTED  EXERCISE   EXPIRATION
                      OPTIONS GRANTED      TO EMPLOYEES     PRICE        DATE
- --------------------------------------------------------------------------------
Jack R. Crosby            250,000             41.7          $3.00      12/29/05
Jack S. Gray, Jr.         175,000             29.2          $3.00      12/29/05


Stock Option Exercises and Holdings


     The following table shows information regarding stock option exercises and unexercised options held as of the end of fiscal year 1996 by the named executive officers.


                                                             AT MARCH 31, 1996
                                        ------------------------------------------------------------
                                        NUMBER OF UNEXERCISED OPTIONS  VALUE OF IN-THE-MONEY OPTIONS
                                        -----------------------------  -----------------------------
NAME                 OPTIONS EXERCISED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE*   UNEXERCISABLE*
- ----------------------------------------------------------------------------------------------------
Jack R. Crosby               0             162,500        412,500        $365,625        $490,625

Jack S. Gray, Jr.            0             162,500        337,500        $365,625        $453,125

- ---------------------------
* Based on closing price of $3.50 on March 31, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------


     The following table shows the number of shares of the Company's Common Stock, and Preferred Stock that may be deemed beneficially owned on June 19, 1996 by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities, along with information with respect to each of the nominees for director and all directors and officers as a group as of June 19, 1996.


                                                                                                              SERIES 1995 PREFERRED
                                             COMMON STOCK                        1990 PREFERRED STOCK                 STOCK
                             --------------------------------------------      -------------------------     -----------------------
                                                                               AMOUNT AND                    AMOUNT AND
                             AMOUNT AND NATURE     PERCENT       PERCENT       NATURE OF        PERCENT      NATURE OF     PERCENT
                               OF BENEFICIAL          OF            OF         BENEFICIAL         OF         BENEFICIAL        OF
     BENEFICIAL OWNER            OWNERSHIP        CLASS (1)     CLASS (2)      OWNERSHIP       CLASS (3)     OWNERSHIP    CLASS (4)
- ------------------------------------------------------------------------------------------------------------------------------------
Fred Lieberman                   1,893,060(5)         14.8%         10.3%              --           --              --          --
6251 B Park of Commerce
  Blvd.
Boca Raton, FL 33487

Argentina Equity Investment      1,855,000(6)         13.5%          9.6%              --           --          30,000        20.5
Partnership
c/o Citibank N.A.
20 Exchange Place
Level C; Global Custody
Attn: Marti Monti

Arnhold & S. Bleichroeder,       1,375,916(7)          9.9%          7.1%             --           --          20,750        14.2
Inc.
45 Broadway
New York, NY 10006

K-G, L.P.                        1,242,353             9.7%          6.8%              --           --           1,250          *
Winston J. Churchill
Frederick M. Danziger
John Fletcher
W&M Management
 Company, Inc.
6541 Lexington Avenue
29th Floor
New York, NY  10022

Harvey Sandler                   1,000,000(9)          7.8%          5.5%              --           --              --          --
c/o Sandler Capital
767 Fifth Avenue
45th Floor
New York, NY  10153

BEA Associates                    935,000(10)          7.3%          5.1%              --           --              --          --
153 East 53rd Street
One Citicorp Center
New York, NY 10022

Banque Nationale de Paris         654,354(11)          4.9           3.4               --           --          20,000        13.7
(Switzerland) Ltd.
Aeschengraben 26
P. O. Box 4002 Basle
Switzerland


                                                                                                              SERIES 1995 PREFERRED
                                             COMMON STOCK                        1990 PREFERRED STOCK                 STOCK
                             --------------------------------------------      -------------------------     -----------------------
                                                                               AMOUNT AND                    AMOUNT AND
                             AMOUNT AND NATURE     PERCENT       PERCENT       NATURE OF        PERCENT      NATURE OF     PERCENT
                               OF BENEFICIAL          OF            OF         BENEFICIAL         OF         BENEFICIAL        OF
     BENEFICIAL OWNER            OWNERSHIP        CLASS (1)     CLASS (2)      OWNERSHIP       CLASS (3)     OWNERSHIP    CLASS (4)
- ------------------------------------------------------------------------------------------------------------------------------------
The SC Fundamental              462,470(12)          3.5           2.5               --           --          13,000         8.9
Value Fund, L.P.
S.C. Fundamental Value
BVI, Inc.
SC Fundamental, Inc.
Gary N. Seigler
Peter M. Collery
711 Fifth Avenue
New York, NY 10022

First Eagle Fund N.V.           320,000(13)          2.4           1.7               --           --          10,000         6.8
c/o Arnhold & S.
    Bleichroeder, Inc.
45 Broadway
New York, N.Y. 10006

Clarex Limited                  320,000(14)          2.4           1.7               --           --          10,000         6.8
Scotiabank Bldg., 3rd Floor
Rawson Square
Nassau, N.P., Bahamas

The South America               320,000(15)          2.4           1.7               --           --          10,000         6.8
   Fund N.V.
c/o Brown Brothers
 Harriman & Co.
P. O. Box 1536
Pine Street Station
New York, NY 10268

Jack R. Crosby                  380,210(16)          2.9%          2.0%              --           --              --          --

J. Kelly Elliott                 50,330(17)           *             *                --           --              --          --

Jack S. Gray, Jr.               498,722(18)          3.8%          2.7%           9,850          1.4%             --          --

Lee A. Lahourcade                10,214(19)           *             *             2,066           *               --          --

All directors and             1,333,812             10.0%          7.0%          11,916          1.6%          1,250           *
officers as a group
(five persons)

- ----------------------------

     * Less than one percent

(1) Calculated as the fraction of which the numerator is the total number of Common Stock shares or Common Stock equivalent shares owned by the director, officer or holder of 5% or more of the Company's shares (the "Beneficial Owner") which is calculated as the sum of the number of shares of Common Stock owned, the number of shares of Common Stock into which the Preferred Stock owned could be converted, and the number of shares of Common Stock which could be acquired within 60 days by the exercise of warrants or options, and the denominator of which is the sum of the total number of shares of Common Stock outstanding, the number of shares of Common Stock into which the Preferred Stock owned by the Beneficial Owner could be converted, and the number of shares of Common Stock which could be acquired by the Beneficial Owner within 60 days by the exercise of warrants and options.


(2) Calculated as the fraction of which the numerator is the total number of Common Stock shares or Common Stock equivalent shares owned by the Beneficial Owner which is calculated as the sum of the number of shares of Common Stock owned, the number of shares of Common Stock into which the Preferred Stock owned could be converted, and the number of shares of Common Stock which could be acquired within 60 days by the exercise of warrants or options, and the denominator of which is the sum of the total number of shares of Common Stock outstanding, the total number of shares of Common Stock into which the aggregate outstanding Preferred Stock could be converted, and the number of shares of Common Stock which could be acquired by the Beneficial Owner within 60 days by the exercise of warrants or options.

(3)  Based on 693,864 shares outstanding.

(4)  Based on 146,312 shares outstanding.

(5) Mr. Lieberman filed a Schedule 13D dated March 17, 1992 in which he stated that he has no current definitive plan to gain control of the Company or to cause the Company to change its current board of directors or management, capitalization, dividend policy, business or corporate structure.

(6) Includes 895,000 shares of Common Stock held directly and 960,000 shares issuable upon conversion of the Series 1995 Preferred Stock held directly.

(7) Arnhold and S. Bleichroeder, Inc. filed a Schedule 13G on April 15, 1996 in which they indicated that they disclaimed beneficial ownership of 728,500 shares of Common Stock reflected in the table. Includes 449,400 shares subject to warrants, 664,000 shares issuable upon conversion of the Series 1995 Preferred Stock and 262,516 shares held in discretionary accounts as to which Bleichroeder acts as investment advisor.

(8) K-G, L.P., John Fletcher, W&M Management Company, Inc., Frederick M. Danziger and Winston J. Churchill, Jr. filed an amended Schedule 13D on July 1, 1995 in which they indicated they were members of a "group" for the purposes of Section 13(d) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder. Includes 1,201,711 shares held directly and 40,000 shares issuable upon conversion of the Series 1995 Preferred Stock which is held directly. 286,281 of such shares are held by Mr. Churchill and his wife, Barbara G. Churchill, 62,500 shares are held by the Winston J. Churchill Retirement Plan of which Mr. Churchill is a beneficiary, 100,000 of such shares are held by affiliates of K-G, L.P. other than Mr. Churchill and 62,500 shares are held by Lucy C. Danziger, Trustee U/I/D 6/30/54. The Sharpe Irrevocable Intervivos Trust, of which Jack R. Crosby's wife is the sole beneficiary, holds a limited partnership interest in 853,572 of such shares. (see note 16)

(9) Mr. Sandler, 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., Sandler Investment Partners, L.P., Sandler Capital Management and ARH Media Corp. filed a Schedule 13D dated May 5, 1995 in which they indicated that they were members of a "group" for the purposes of Section 13(d) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder, and that they held directly as a group 1,000,000 shares of Common Stock.

(10) All such shares are held directly in discretionary accounts over which BEA exercises voting and investment control. In a Schedule 13G dated January 15, 1996, BEA disclaimed beneficial ownership of all such shares.

(11) Consists of 14,354 shares of Common Stock held directly and 640,000 shares issuable upon conversion of the Series 1995 Preferred Stock held directly.

(12) The SC Fundamental Value Fund, L.P., S.C. Fundamental Value BVI, Inc., S.C. Fundamental, Inc., Gary N. Seigler and Peter M. Collery filed a Schedule 13D dated May 2, 1995 in which they indicated that The SC Fundamental Value Fund, L.P. and S.C. Fundamental, Inc. were members of a "group," and that Mr. Seigler and Mr. Collery may, without so admitting, be members of a "group," in each case, for the purposes of Section 13(d) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder. Includes 46470 shares of Common Stock held directly and 416,000 shares available upon conversion of the Series 1995 Preferred Stock held directly.

(13) All such shares are held directly in a discretionary account over which Arnhold and S. Bleichroeder, Inc. exercises voting and investment control. Arnhold and S. Bleichroeder, Inc. disclaims beneficial ownership of such shares, all of which are reflected in their holdings. See note (7) above.

(14) Consists of shares issuable upon conversion of the Series 1995 Preferred Stock held directly.

(15) Consists entirely of shares of Common Stock issuabale upon conversion of Series 1995 Preferred Stock held directly.

(16) Excludes 172,043 shares held by the Jack R. Crosby Intervivos Trust as to which members of Mr. Crosby's immediate family are the beneficiaries and as to which Mr. Crosby disclaims any voting or investment power. Excludes 853,752 shares and warrants for an additional 52,500 shares held indirectly by the Sharpe Irrevocable Intervivos Trust as to which Mr. Crosby's wife is the sole beneficiary and as to which Mr. Crosby disclaims any voting or investment power. See footnote 8 above. Includes 136,460 shares held directly by Mr. Crosby and options to acquire 243,750 shares. Mr. Crosby holds additional options to acquire 331,250 shares that are not exercisable within 60 days. In October 1994, Mr. Crosby sold 770,979 shares of Common Stock and options and warrants to acquire an aggregate of 82,593 shares.

(17) Includes 9,394 shares held directly and 56,873 shares subject to currently exercisable warrants and options.

(18) Calculated as the sum of the number of shares of Common Stock owned directly (242,628), plus the following number of shares of Common Stock into which the shares of Preferred Stock could be converted: 11,341 shares held by Mr. Gray directly and 1,003 shares held in trust for the benefit of Mr. Gray's child. Mr. Gray holds options to acquire 500,000 shares, of which 243,750 are currently exercisable.

(19) Includes 1,880 shares into which shares of Preferred Stock held directly by Mr. Lahourcade may be converted and 8,334 shares subject to options granted to Mr. Lahourcade on October 4, 1994.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------


     As part of the consideration for the purchase by the Company of substantially all of the assets of American Century Corporation (the "Asset Purchase"), on July 11, 1990, the Company granted to Mr. John Kerr, a security holder of more than 5% of the outstanding Common Stock of the Company, an option exercisable immediately and expiring July 11, 1996 to purchase 198,216 shares of Common Stock at an initial purchase price of $3.50 per share, to be adjusted upward quarterly by a factor of 2.5% beginning October 1, 1991. In September 1994, the option was amended to freeze the exercise price at $4.70 per share.


     On October 10, 1989, the Company and J. Kelly Elliott executed a letter agreement pursuant to which Mr. Elliott's employment with the Company was terminated effective October 31, 1989. In return for the termination of his employment agreement and certain agreements respecting future consulting services, the Company was obligated to make payments under the letter agreement to Mr. Elliott or his designees of $130,000 per year for five years. During the fiscal year ended March 31, 1995 payments to Mr. Elliott under the letter agreement were $75,831.

     During fiscal year 1996, J. Kelly Elliott was indebted to the Company in the amount of approximately $84,000, including accrued and unpaid interest by virtue of a loan which had been made in 1989. In March 1996, the Company agreed that Mr. Elliott could satisfy his obligation by assigning to the Company 21,567 shares of outstanding Common Stock, which was then trading at approximately $3.75 per share, and cash of approximately $5,000. The note was satisfied on these terms during the first quarter of fiscal 1997 and the Company retired the Common Stock.


     Rust Management Services, Inc., a Texas corporation ("RMSI") of which Jack
R. Crosby is the sole shareholder, has provided the part-time services of several of its employees to the Company. Pursuant to this arrangement, the Company's pro rata share of the expenses associated with RMSI's employment of these individuals is reimbursed by the Company at RMSI's cost. During the fiscal years ended March 31, 1996 and March 31, 1995, payments to RMSI pursuant to this arrangement were approximately $130,000 and $91,000, respectively.


     The Company leases its executive offices in Austin, Texas in a six-story office building which was sold in June of 1996. Jack Gray is the trustee of a trust which is a minority interest limited partner of the partnership which acquired the building.

                                    PART IV
                                    -------


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------


          Financial Statements
          --------------------

          The following financial statements are set forth under Part II, Item 7 of this Annual Report on Form 10-KSB on the pages indicated

                                                                   PAGE IN THIS
                                                                   FORM 10-KSB
                                                                   ------------

          Independent Auditors' Report                                       22

          Consolidated Balance Sheets at March 31, 1996 and 1995             23

          Consolidated Statements of Income for the years
               ended March 31, 1996 and 1995                                 24

          Consolidated Statements of Stockholders' Equity for the
               years ended March 31, 1996 and 1995                           25

          Consolidated Statements of Cash Flows for the years
               ended March 31, 1996 and 1995                                 26

          Notes to Consolidated Financial Statements                         27

          Exhibits
          --------

          (Asterisk indicates exhibits previously filed with the Securities and Exchange Commission which are incorporated herein by reference to this Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.)


          EXHIBIT NO.         DESCRIPTION
          -----------         -----------

           * 3.1 Restated Articles of Incorporation of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 3.1 TO FORM 8 DATED JULY 18, 1990]

           * 4.1 Statement of Resolution Establishing and Designating the Series 1990 10% Convertible Preferred Stock of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 4.1 TO FORM 8 DATED JULY 18, 1990]

           * 4.2 Warrant Agreement dated July 11, 1990 between Tescorp, Inc. and First Interstate Bank of Texas, N.A., as Warrant Agent [EXHIBIT 4.2 TO FORM 8 DATED JULY 18, 1990]

           * 4.3 Escrow Agreement dated July 11, 1990 between Tescorp, Inc. and First Interstate Bank of Texas, N.A., as Escrow Agent [EXHIBIT 4.3 TO FORM 8 DATED JULY 18, 1990]

           *10.1 Agreement dated March 29, 1985 among Tescorp, Inc., Trucena American Investments N.V., National City Venture Corporation, Jack R. Crosby, Jack A. Morgan, Jr., Jeffery C. Garvey, RC Energy, Ltd. and Rust Investment Company [EXHIBIT 10.1 TO FORM 10 DATED JUNE 27, 1990]

           *10.2 Tescorp, Inc. Incentive Stock Option Plan [EXHIBIT 10.2 TO FORM 10 DATED JUNE 27, 1990]

           *10.3 Form of Stock Option Agreements between Tescorp, Inc. and Incentive Stock Option Plan Participants [EXHIBIT 10.3 TO FORM 10 DATED JUNE 27, 1990]

           *10.4              Registration Rights Agreement dated July 11,
                              1990 [EXHIBIT 10.4 TO FORM 8 DATED JULY 18, 1990]

           *10.5              Option Agreement between Tescorp, Inc. and John
                              C. Kerr [EXHIBIT 10.5 TO FORM 8 DATED JULY 18,
                              1990]

           *10.6 Severance Agreement dated November 1, 1989 between Tescorp, Inc. and J. Kelly Elliott [EXHIBIT 10.6 TO FORM 10 DATED JUNE 27, 1990]

           *10.7 Warrant dated July 11, 1990 issued to National City Venture Corporation [EXHIBIT 10.7 TO FORM 8 DATED JULY 18, 1990]

           *10.8 Warrant dated July 11, 1990 issued to Mid-West Holdings Limited Partnership [EXHIBIT 10.8 TO FORM 8 DATED JULY 18, 1990]

           *10.9              Warrant dated July 11, 1990 issued to Jack A.
                              Morgan, Jr. [Exhibit 10.9 to Form 8 dated July 18, 1990]

           *10.10             Warrant dated April 18, 1985 issued to Jack R.
                              Crosby, L.P. [EXHIBIT 10.10 TO FORM 8 DATED JULY 18, 1990]

           *10.11 Warramt dated July 11, 1990 issued to Rust Group, L.P. [EXHIBIT 10.11 TO FORM 8 DATED JULY 18, 1990]

           *10.12 Lease Agreement dated June 30, 1989 by and between Gerald Hazelhurst and Tescorp, Inc. [EXHIBIT 10.12 TO FORM 10-K DATED JUNE 28, 1991]

           *10.13 Agreement dated January 12, 1978 by and between A.C. Mock and Clif Mock Company [EXHIBIT 10.13 TO FORM 10-K DATED JUNE 28, 1991]

           *10.14 Renewal and Modification of Lease Agreement dated October 21, 1983 by and between A.C. Mock and Clif Mock Company [EXHIBIT 10.14 TO FORM 10-K DATED JUNE 28, 1991]

           *10.15 Renewal and Modification of Lease Agreement dated August 5, 1987 by and between A.C. Mock and Clif Mock Company [EXHIBIT 10.15 TO FORM 10-K DATED JUNE 28, 1991]

           *10.16 Renewal and Modification of Lease Agreement dated December 28, 1987 by and between A.C. Mock and Clif Mock Company [EXHIBIT 10.16 TO FORM 10-K DATED JUNE 28, 1991]

           *10.17 Agreement between C. Robert Bunch and Tescorp, Inc. dated July 26, 1991 [EXHIBIT 10.17 TO FORM 10-K DATED JUNE 28, 1991]

           *10.18 Employment Contract between James H. Miller and Tescorp, Inc. effective April 1, 1992

           *10.19             Asset Purchase Agreement among Input/Output,
                              Inc., Tescorp Seismic Products, Inc. and Tescorp, Inc. dated February 4, 1994 [EXHIBIT 10.19 TO FORM 10-QSB DATED FEBRUARY 11, 1994]

           *10.20             Asset Purchase Agreement among Tescorp, Inc.
                              Clif Mock Company, Metserco Corporation,
                              Wheatly*TXT Corp. and Mock Holdings, Inc. dated July 8, 1993 [EXHIBIT 2 TO FORM 8-K DATED JULY 21, 1993]

           *10.21 Tescorp, Inc. 1993 Non-Employee Directors Stock Option Plan [EXHIBIT 10.21 TO FORM 10-KSB DATED JULY 1, 1994]

           *10.22 Form of Stock Option Agreements between Tescorp, Inc. and Non-Employee Directors Stock Option Plan Participants [EXHIBIT 10.22 TO FORM 10-KSB DATED JULY 1, 1994]

           *10.23 Tescorp, Inc. 1991 Incentive Plan [EXHIBIT 10.23 TO FORM 10-KSB DATED JULY 1, 1994]

           *10.24 Form of Incentive Stock Option Agreements between Tescorp, Inc. and Tescorp, Inc. 1991 Incentive Plan Participants [EXHIBIT 10.24 TO FORM 10-KSB DATED JULY 1, 1994]

           *10.26 Form of Term Loan Agreement dated December 20, 1995 between Osvaldo Rossi and Carlos Jose Saba and Austral Communications Corp. [EXHIBIT 99.1 TO FORM 8-K DATED JANUARY 3, 1996]

           *10.25 Form of Subscription Agreements between Tescorp, Inc. and subscribers of common stock, $0.02 par value, of Tescorp, Inc. [EXHIBIT 4.1 TO FORM 8-K DATED MAY 5, 1995]

            22.1              Subsidiaries of the registrant

            23.1              Independent Auditors' Consent

     (b)  Reports on Form 8-K
          -------------------

          The following is the date and description of the events reported on Form 8-K covering events in the fourth quarter of fiscal year 1996:

                             DATE OF EARLIEST
          DATE                EVENT REPORTED
          FILED                ON FORM 8-K             DESCRIPTION
          -----              ----------------          -----------

          March 29, 1996*    February 27, 1996    Acquisition of Argentine
                                                  Cable System
________________
*Form 8-K/A filed April 12, 1996 for the same acquisition.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TESCORP, INC.



Date:  June 28, 1996                By:  JACK S. GRAY, JR.
            --                          ----------------------------------------
                                         Jack S. Gray, Jr.
                                         President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June 28, 1996                By:  JACK R. CROSBY
            --                          ----------------------------------------
                                         Jack R. Crosby
                                         Chairman and Chief Executive Officer
                                         and Director

Date:  June 28, 1996                By:  JACK S. GRAY, JR.
            --                          ----------------------------------------
                                         Jack S. Gray, Jr.
                                         President and Chief Operating
                                         Officer and Director


Date:  June 28, 1996                By:  WINSTON J. CHURCHILL
            --                          ----------------------------------------
                                         Winston J. Churchill
                                         Director

Date:  June 28, 1996                By:  J. KELLY ELLIOTT
            --                          ----------------------------------------
                                         J. Kelly Elliott
                                         Director


Date:  June 28, 1996                By:  LEE A. LAHOURCADE
            --                          ----------------------------------------
                                         Lee A. Lahourcade
                                         Director

Date:  June 28, 1996                By:  JOHN D. BECKER
            --                          ----------------------------------------
                                         John D. Becker
                                         Controller and Principal
                                           Accounting Officer