Form 10QSB
period 1996-06-30
TESCORP INC
filed 1996-08-14
CIK 865457

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                         Commission File Number 0-18663

                                 TESCORP, INC.
       (Exact name of small business issuer as specified in its charter)

                     TEXAS                              74-2129403
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

                         327 Congress Avenue, Suite 200
                              Austin, Texas  78701
                    (Address of principal executive offices)

                                 (512) 476-2995
                          (Issuer's telephone number)

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X              No
                             -----              -----

       State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Class                             Shares Outstanding at August 9, 1996
Common Stock, $ .02 par value                             12,798,737

       Transitional Small Business Disclosure Format (check one):

                          Yes                 No  X
                             -----              -----
================================================================================

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Information

                                 TESCORP, INC.
                          Consolidated Balance Sheets

                                                                                June 30, 1996
                                      Assets                                     (Unaudited)     March 31, 1996
                                      ------                                    --------------   ---------------
Cash and cash equivalents                                                       $    6,885,418   $     8,529,100
Accounts receivable-subscribers, net                                                 1,780,251         1,596,676
Prepaid expenses and other assets                                                    1,857,016         2,348,648
Plant and equipment, net                                                             8,260,642         7,132,938
Franchise costs, net of amortization                                                25,127,424        24,949,470
                                                                                --------------   ---------------
     Total assets                                                               $   43,910,751   $    44,556,832
                                                                                ==============   ===============

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Accounts payable                                                                $    1,126,287   $     1,311,578
Accrued license and copyright fees                                                   1,867,705         1,840,526
Accrued taxes                                                                          632,085           661,176
Income taxes payable                                                                   634,790           492,687
Accrued payroll and social charges                                                     546,979           422,734
Other liabilities                                                                      810,288           938,821
Long-term debt                                                                         362,618           447,651
                                                                                --------------   ---------------
     Total liabilities                                                               5,980,752         6,115,173
                                                                                --------------   ---------------
Minority Interest                                                                    1,004,090         1,018,702
                                                                                --------------   ---------------

Stockholders' Equity:
  Series 1990 Convertible preferred stock, $1 par value, $5 redemption value per share, 704,684 shares authorized and 693,864 shares issued and outstanding with an aggregate preference on
  liquidation of $3,469,320                                                            693,864           693,864

  Series 1995 Convertible preferred stock, $1 par value, $100 redemption value per share, 200,000 shares authorized and
  146,062 and 148,500 shares outstanding at June 30 and March 31,
  1996, respectively, with an aggregate preference on liquidation of
  $14,062,000 and $14,850,000, respectively.                                           146,062           148,500

  Common stock, $.02 par value, 50,000,000 shares authorized and 12,798,737 and 12,495,091 issued and outstanding at
  June 30, and March 31, 1996, respectively.                                           255,975           249,902

  Additional paid-in capital                                                        65,894,836        65,359,628
  Accumulated deficit                                                              (30,064,828)      (28,959,437)
                                                                                --------------   ---------------
                                                                                    36,925,909        37,492,457
  Less treasury stock, 100,000 shares of common, at cost                                    -            (69,500)
                                                                                --------------   ---------------
     Total stockholders' equity                                                     36,925,909        37,422,957

Commitments and contingencies                                                               -                  -
                                                                                --------------   ---------------
     Total liabilities and stockholders' equity                                 $   43,910,751   $    44,556,832
                                                                                ==============   ===============

See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                            For the Three Months Ended
                                                                      June 30,
                                                                1996             1995
                                                          --------------   --------------
Revenues                                                  $    5,401,912   $    2,727,709
                                                          --------------   --------------
Operating costs and expenses
    Operating costs                                            3,915,365        1,837,787
    General and administrative expenses                          878,453          517,157
    Depreciation and amortization                              1,138,235          414,469
                                                          --------------   --------------
Total operating costs and expenses                             5,932,053        2,769,413
                                                          --------------   --------------
Operating loss                                                  (530,141)         (41,704)
                                                          --------------   --------------
Other income
    Interest  income                                              87,545          100,334
    Other income                                                   6,748           85,983
    Interest expense                                             (38,798)         (74,052)
                                                          --------------   --------------
Total other income                                                55,495          112,265
                                                          --------------   --------------

Income (loss) before provision for income taxes                 (474,646)          70,561
Income tax expense                                               113,363           27,000
                                                          --------------   --------------
Net income (loss) before minority interests                     (588,009)          43,561
    Minority interests, in the income (loss) of
     consolidated subsidiaries                                    14,296          (21,599)
                                                          --------------   --------------
Net income (loss)                                               (573,713)          21,962
Preferred stock dividends                                       (383,734)         (86,734)
                                                          --------------   --------------
Net loss applicable to
    common stock                                          $     (957,447)  $      (64,772)
                                                          ==============   ==============

Loss per share applicable to common stock                 $        (0.08)  $            -
                                                          ==============   ==============

See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  For the Three Months Ended
                                                                                           June 30,
                                                                                     1996             1995
                                                                                -------------    --------------
Cash flows from operating activities:
Net income (loss)                                                                   ($573,713)          $21,962
                                                                                -------------    --------------
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities, net of assets and
    liabilities of acquired businesses:
      Minority interest in the income (loss) of consolidated
       subsidiaries                                                                   (14,296)           21,599
      Depreciation and amortization                                                 1,138,925           414,469
      (Increase) decrease in accounts and notes receivable, net                       212,536          (190,297)
      (Increase) decrease in prepaid expenses and other assets                         44,828           (82,808)
      Increase (decrease) in accounts payable and other liabilities                  (240,475)          285,850
                                                                                -------------    --------------
                                                                                    1,140,828           448,813
                                                                                -------------    --------------
        Net cash provided by operating activities                                     567,115           470,775
                                                                                -------------    --------------
Cash flows from investing activities:
      Proceeds from sale of assets                                                          -             3,092
      Property additions                                                             (454,030)         (698,635)
      Proceeds from principal repayment on mortgages                                    2,655            19,074
      Loans to Joint Venture Partners                                                       -        (2,317,560)
      Acquisition of Cable Systems, net of cash acquired                           (1,831,930)                -
                                                                                -------------    --------------
        Net cash used in investing activities                                      (2,283,305)       (2,994,029)
                                                                                -------------    --------------
Cash flows from financing activities:
      Principal payments on long-term debt, net                                       (85,033)         (840,668)
      Dividends paid on preferred stock                                              (332,745)          (86,734)
      Proceeds from the exercise of stock purchase warrants
       and options                                                                    490,286                 -
      Private placement proceeds, net of issuance costs                                     -         8,540,000
                                                                                -------------    --------------
        Net cash provided by financing activities                                      72,508         7,612,598
                                                                                -------------    --------------

Net  increase in cash and cash equivalents                                         (1,643,682)        5,089,344
Cash and cash equivalents:
      Beginning of period                                                           8,529,100         2,778,564
                                                                                -------------    --------------
      End of period                                                                $6,885,418        $7,867,908
                                                                                =============    ==============

Significant non-cash investing activities are as follows:

        Distribution of common stock to holders of Series 1995 Preferred
        Stock electing to receive dividends in the form of common stock.        $      50,989    $           -
                                                                                =============    ==============

        Retirement of treasury stock                                            $     150,376    $           -
                                                                                =============    ==============

See accompanying notes to consolidated financial statements.

TESCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 1996


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
- -----------------------------------------------

     Tescorp, Inc. (referred to herein collectively with its subsidiaries as "Tescorp" or the "Company") is a Texas corporation that was organized in 1980. The Company is engaged in the business of acquiring and developing cable television systems and communication properties in Latin America.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made that are considered necessary for a fair presentation of the financial condition of the Company as of June 30, 1996, and of the results of its operations for the three month period then ended. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB which includes audited financial statements for the fiscal year ended March 31, 1996. Please note that certain amounts have been reclassified for comparability with the current year presentation.

     Effective as of April 1994, the Company entered into a contractual Joint Venture (the "Joint Venture") to acquire cable television and communications properties in Latin America. To facilitate the Company's participation in the Joint Venture, the Company organized two new subsidiaries: Austral Communications Corp. ("Austral"), a Texas corporation which is a wholly owned subsidiary of the Company, and Comunicaciones Austral S.A. ("CASA"), an Argentine Sociedad Anonima which is a 97 percent owned subsidiary of Austral. To facilitate the activities of the Joint Venture in Argentina, the Company and its partners in the Joint Venture (the "Joint Venture Partners") have organized two new Argentine Sociedades Anonimas each of which is or will be 97 percent owned by Austral: CableDifusion S.A. ("CableDifusion") and SMR S.A. ("SMR"). (CableDifusion and SMR are collectively referred to herein as the "Argentine Joint Venture Companies").

     CableDifusion is responsible for the management of the Argentine Cable Companies (as defined below). SMR, which was originally organized to pursue licenses to own and operate businesses deploying Enhanced Specialized Mobile Radio and/or related technologies in Argentina, has been utilized to facilitate Austral's acquisition of direct ownership interests in certain Argentine cable companies.

     For the two fiscal years ended March 31, 1996, the Company loaned or committed to loan to the Joint Venture Partners, CASA and SMR an aggregate of $29.1 million (the "Partner Loans") for the purpose of acquiring, pursuant to the Joint Venture, the following eight Argentine companies which own and operate cable television systems in Argentina: Televisora Austral S.A. ("Televisora"), CableMax S.A. which was formerly known as Canal 2 TV Austral S.A. ("CableMax"), Reconquista Televisora Color S.A. ("RTC"), Avellaneda Video Cable S.A. ("AVC"), Cable Vision Gallegos S.R.L. ("CVG"), Teveca S.R.L. ("Teveca"), CablePlus S.A. ("CablePlus"), and SIR TV S.R.L. ("SIR TV"). In the first quarter of fiscal 1997, Televisora acquired substantially all of the outstanding equity of TV Nieve, S.A. ("TV Nieve"). Additionally, during this quarter the Company and the Joint Venture Partners formed Transcable, S.A. ("Transcable" which is effectively 97 percent owned by the Company) to acquire substantially all of the assets of a cable television system in Rawson, Chubut Province, Argentina (see
Note 2). During the period ended June 30, 1996, the Company made additional loans in the amount of approximately $1.8 million to Televisora and Transcable to finance these acquisitions. TV Nieve, Transcable and the eight cable companies are hereinafter referred to as the Argentine Cable Companies. The location of the cable television systems operated by the Argentine Cable Companies follows below.

     Name of Company          Location (City-Province)
     ---------------          ------------------------


     Televisora/TV Nieve      Ushuaia-Tierra Del Fuego Province

     CableMax                 Rio Gallegos-Santa Cruz Province

     RTC                      Reconquista-Santa Fe Province

     AVC                      Avellaneda-Santa Fe Province

     CVG                      Rio Gallegos-Santa Cruz Province

     Teveca                   San Carlos de Bariloche-Rio Negro Province

     CablePlus                San Carlos de Bariloche-Rio Negro Province

     SIR TV                   Trelew, Rawson and Puerto Madryn-Chubut Province

     Transcable               Rawson-Chubut Province

     Ownership of the Argentine Joint Venture Companies and Argentine Cable Companies (other than Transcable) is held subject to the Joint Venture Agreement by the Joint Venture Partners or nominees of the Company. Pursuant to the Joint Venture Agreement, the Company owns 97 percent of the economic interests held by the Joint Venture Partners and nominees in the Argentine Cable Companies, subject to a one percent profits interest granted by the Company to an individual. The Joint Venture structure was adopted to comply with Argentine regulatory policies in effect prior to March 31, 1995. In response to changes in regulatory conditions, the Company has undertaken a reorganization of its interests in the Argentine Joint Venture Companies and Argentine Cable Companies. Austral will acquire or has acquired direct record ownership of 97 percent of each of the Argentine Joint Venture Companies and 99 percent of the record ownership interests in Televisora, CableMax, RTC, AVC, CVG and SIR TV, and 80 percent of Teveca and CablePlus.

     The Joint Venture will continue to hold the equitable, or economic interests in the Argentine Cable Companies (other than Transcable). Through the Joint Venture, and after giving effect to the one percent contractual profits interest in Austral granted by the Company, the Company will hold approximately 96 percent of the economic interests in Televisora Austral, CableMax, RTC, AVC, CVG and SIR TV, and approximately 77 percent of Teveca and CablePlus.

NOTE 2 - ACQUISITIONS
- ---------------------

     On April 1, 1996, the Company agreed to transfer to Televisora Austral, S.A., an option (the "TV Nieve Option") to purchase for approximately $174,000 a minority interest in the equity of TV Nieve, S. A. ("TV Nieve") which provides MMDS television service in the city of Ushuaia, Argentina. On the same day, Televisora purchased the remaining majority interest in the equity of TV Nieve for approximately $1.15 million less the outstanding balance of the TV Nieve liabilities pursuant to an agreement (the "Purchase Agreement"). Concurrent with the execution of the Purchase Agreement, Televisora made a downpayment to the sellers in the amount of $450,000 which was advanced to Televisora by the Company on February 27, 1996. Accordingly, Televisora now owns or effectively controls all of the outstanding equity of TV Nieve and the Company holds a 96 percent Joint Venture interest in Televisora.

     The aggregate purchase price for TV Nieve was approximately $1.3 million including the price paid for the TV Nieve Option and downpayment made concurrent with the execution of the Purchase Agreement, which was applied against the purchase price. The Company advanced to Televisora the additional funds necessary to consummate the acquisition of TV Nieve contemplated in the Purchase Agreement. In addition to the purchase price, the Company anticipates that Televisora will incur approximately $50,000 to $100,000 of closing costs relating primarily to the payment of legal and accounting fees. It is anticipated that the funds needed to pay such fees will be advanced to Televisora by the Company.

     The acquisition of TV Nieve was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, which resulted in franchise costs of approximately $510,000 that will be amortized over 20 years. The allocation of the purchase price below is, in certain instances, based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained. In the opinion of the Company's Management, the asset and liability valuations for the purchases discussed above should not be materially different than the allocations shown below. A summary of the purchase price allocation is as follows:


Accounts receivable and other assets            $   50,000
Property and equipment                             973,000
Franchise costs                                    510,000
Accounts payable and other liabilities            (191,000)
                                                ----------
                                                $1,342,000
                                                ==========



Transcable acquired substantially all of the assets of Canal 4 Rawson Video Cable ("Canal 4") for approximately $500,000 on May 31, 1996. Canal 4 provides cable television service to the city of Rawson in the Chubut Province in Argentina. The Company currently provides cable television services to the tri-city area of Trelew, Rawson and Puerto Madryn. In addition to the purchase price, the Company anticipates that Transcable will incur approximately $15,000 of closing costs in connection with this transaction.

NOTE 3 - EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
- ---------------------------------------------------------------

     Earnings (loss) per common and common equivalent share attributable to common shareholders was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (12,603,811 and 10,254,411 for the three months ended June 30, 1996 and 1995, respectively). For the period ended June 30, 1996 and 1995, common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be antidilutive.

     Fully diluted earnings per share amounts are not presented for the periods ending June 30, 1996 and 1995, because they do not materially differ from primary earnings per share or they are antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS.
- --------------

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, included elsewhere herein, and the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1996. The annual report and the consolidated financial statements provide additional information regarding the Company's financial activities and condition.

RESULTS OF OPERATIONS.
- ----------------------

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     For the three month periods ended June 30, 1996 and 1995, the operations of the Argentine Cable Companies and Argentine Joint Venture Companies (collectively referred to as the "Latin American Operations") were included in the Company's consolidated statement of operations. For the three month period ended June 30, 1996, the Latin American Operations consisted of the ten Argentine Cable Companies operating cable TV systems in five markets and the two Argentine Joint Venture Companies. The results of operations for the three month period ended June 30, 1995 included five Argentine Cable Companies operating cable TV systems in three markets. Four companies were acquired after June 30, 1995; one of which, TV Nieve, S.A. ("TV Nieve") was acquired after the fiscal year ended March 31, 1996. In addition, during the quarter ended June 30,1996, Transcable acquired substantially all of the assets of Canal 4 (See Note 2 to the financial statements.

     Revenue.  In the fiscal quarter ended June 30, 1996, the Company reported
     -------
revenues of $5.4 million. During the same period of the prior year, the Company reported revenues of $2.7 million. The increase in the amount of $2.7 million was primariy a result of revenues from the acquired companies: SIR TV - $1.2 million; Teveca - $1.1 million; and TV Nieve - approximately $180,000. Also the acquisition in May 1996 of the assets of a competing cable TV system in Rawson contributed approximately $70,000 to the increase. The current quarter also included approximately $180,000 of revenues from a premium service offering exclusive soccer coverage which was not provided in the quarter ended June, 1995. Revenues from the companies serving Reconquista and Avellaneda declined approximately $110,000 due to the loss of subscribers which Management believes can be attributed to price competition from another cable TV operation in those markets. The Company has entered into an agreement to acquire substantially all the assets of that competing cable TV operation.

     Operating Costs.  In the fiscal quarter ended June 30, 1996, the Company
     ---------------
incurred $3.9 million of operating costs in connection with the operation of the Argentine Cable Companies, while for the same period of the prior year the Company incurred $1.8 million of operating costs. Of the $2.1 million increase, approximately $1.8 million of costs can be attributed to the operations of SIR TV and Teveca in the amount of approximately $950,000 and $870,000, respectively. These companies were acquired after June, 1995. When compared to the same period of the prior year, the expenses of Cablemax and RTC/AVC declined in the current period by approximately $85,000 and $50,000, respectively. The principal reductions in costs were in bad debts, programming and contract labor. However, the operating costs of Televisora Austral increased by approximately $390,000 over the same period of the prior year. A portion of the increase resulted from the additional programming cost, personnel, bad debts and other expenses directly related to the acquisition of TV Nieve. The operations of TV Nieve are being merged into the operations of Televisora Austral and a significant portion of the increased expenses is not expected to recur in future periods. Also the operating expenses in 1995 reflected a negotiated one-time reduction of license fees in Televisora Austral in the amount of approximately $65,000 which distorts comparison of the expenses for the two periods.

     General and Administrative Expenses. In the fiscal quarter ended
     -----------------------------------
June 30, 1996, general and administrative expenses increased to approximately $878,000 from approximately $517,000. Expenses of the Argentine Joint Venture Companies increased by approximately $250,000 as a result of expanded operations and acquisition activity in Argentina. Increases in expenditures at the Company's corporate offices also contributed to the increase in overall general and administrative expenses. This increase resulted primarily from increases in costs relating to insurance, salaries of additional personnel, shareholder relations and travel and entertainment expenditures primarily associated with financing and operational activities.

     Depreciation and Amortization.  In the fiscal quarter ended June 30, 1996
     -----------------------------
depreciation and amortization increased to $1.1 million from approximately $414,000 primarily due to (i) the amortization of franchise costs of the new acquisitions of SIR TV, Teveca and TV Nieve, and (ii) the depreciation of capital expenditures in existing cable TV systems and the additional cable TV plant of the acquired companies.

     Other Income (Expense). In the fiscal quarter ended June 30, 1996, other
     ----------------------
income declined from approximately $112,000 to approximately $56,000 primarily as a result of a decline in other income. During the fiscal quarter ended June 30, 1995, the Company reported other income in the amount of approximately $80,000 as a result of a reduction in the liability of certain of the Argentine Cable Companies achieved by the payment of such liability with government securities purchased at a discount to face value but honored for payment purposes at face value, which did not recur in the quarter ended June 30, 1996. Interest expense declined from approximately $74,000 to approximately $39,000 as a result of the reduction of the outstanding debt of the Argentine Cable Companies.

     Income taxes. For the quarter ended June 30, 1996, the Company recorded
     ------------
income tax expense of $113,363 compare to $27,000 for the quarter ended June 30, 1995. Period to period comparability is distorted because certain foreign subsidiaries are not subject to tax.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30 and March 31, 1996, the balance sheets of the Argentine Cable Companies and the Argentine Joint Venture Companies were consolidated in the Company's balance sheet and the Company held $6.9 million and $8.5 million of cash and cash equivalents, respectively. The $1.6 million decrease related primarily to the acquisition of TV Nieve and the assets of Canal 4 (approximately $1.32 million and $506,000, respectively). The cash and cash equivalents consisted of securities offering a high degree of principal safety. These securities are generally not subject to or impacted by changes in conditions or trends in any single industry. However, they may be subject to significant changes in overall economic conditions, and the funds held in accounts outside of the United States (approximately $1.33 million at June 30, 1996) may be subject to diminution in value caused by foreign currency devaluation or governmental action.

     At June 30, and March 31, 1996 working capital balances totaled approximately $4.3 million and $6.1 million respectively. The ratio of current assets to current liabilities was approximately 1.7 times and 2.0 times, respectively. The ratio of long-term debt to total assets was negligible. The decrease in working capital balances was primarily a result of the decrease in cash and cash equivalents resulting from the acquisition of TV Nieve and the payment of the dividends on the Series 1995 and Series 1990 preferred stock.

     In the first quarter of fiscal 1997, the Company used $1.6 million of cash and cash equivalents. During this period approximately $567,000 was provided by operating activities, $2.3 million was used in investing activities and approximately $73,000 was provided by financing activities.

     The operating activities of the Company consist primarily of the operations of the Latin American Operations which are involved in the ownership, operation and management of cable television and communication properties in Argentina. Management believes that the Company has substantially all of the resources necessary to effectively implement the business plans of the existing Latin American Operations in the present economic, political and regulatory environments.

     On April 1, 1996, the Company agreed to transfer to Televisora Austral, S.A., an option (the "TV Nieve Option") to purchase for approximately $174,000 a minority interest in the equity of TV Nieve, S. A. ("TV Nieve") which provides MMDS television service in the city of Ushuaia, Argentina. On the same day, Televisora purchased the remaining majority interest in the equity of TV Nieve for approximately $1.15 million less the outstanding balance of the TV Nieve liabilities pursuant to an agreement (the "Purchase Agreement"). Concurrent with the execution of the Purchase Agreement, Televisora made a downpayment to the sellers in the amount of $450,000 which was advanced to Televisora by the Company on February 27, 1996. Accordingly, Televisora now owns or effectively controls all of the outstanding equity of TV Nieve and the Company holds a 96 percent Joint Venture interest in Televisora.

     The aggregate purchase price for TV Nieve was approximately $1.3 million including the price paid for the TV Nieve Option and downpayment made concurrent with the execution of the Purchase Agreement, which was applied against the purchase price. The Company advanced to Televisora the additional funds necessary to consummate the acquisition of TV Nieve contemplated in the Purchase Agreement. In addition to the purchase price, the Company anticipates that Televisora will incur approximately $50,000 to $100,000 of closing costs relating primarily to the payment of legal and accounting fees. It is anticipated that the funds needed to pay such fees will be advanced to Televisora by the Company.

     Transcable acquired substantially all of the assets of Canal 4 Rawson Video Cable ("Canal 4") for approximately $500,000 on May 31, 1996. Canal 4 provides cable television service to the city of Rawson in the Chubut Province in Argentina. The Company currently provides cable television services to the tri-city area of Trelew, Rawson and Puerto Madryn. In addition to the purchase price, the Company anticipates that Transcable will incur approximately $15,000 of closing costs in connection with this transaction.

     The Company's Series 1995 Convertible Preferred Stock provides for cumulative, annual dividends in the amount of $8.00 per share payable on a quarterly basis. The Company's Series 1990 Convertible Preferred Stock provides for cumulative, annual dividends in the amount of $.50 per share payable on a quarterly basis. The Company has not paid dividends on its Common Stock, and it has no plans to make any such payments in the future.

     Working capital requirements vary with business conditions and the nature of the business being conducted. Management minimizes working capital requirements to the extent practicable. In the opinion of management, the Company possesses adequate cash flow from operations and working capital to meet the on-going operating requirements of the existing Latin American Operations through the current fiscal year which will end on March 31, 1997. Management anticipates that additional financings will be required to expand the Company via acquisition.

     The Company continues to be actively involved in the acquisition and development of cable television and communications properties in Latin America, and it incurs expenses in identifying and pursuing opportunities before any acquisition decision is made. The Company anticipates attempting to obtain additional debt and equity financing to fund its participation in future projects. The Company is unable to predict with any degree of certainty the cost of its future projects or the amount of funds which will be available to fund those projects. Therefore, the Company is unable to determine with any degree of certainty its future funding requirements in connection with any potential acquisitions.

     The operating characteristics of Latin American cable television and communications businesses are significantly different than the businesses which the Company previously operated. Additionally, changes in the business, political and economic conditions of Latin America could materially impact the financial performance of the Company. In light of the recent and potential acquisitions of cable television systems in Argentina, investors should consider that the historical performance of the Company is not necessarily indicative of its future prospects or performance.

FOREIGN INVESTMENT RISK

     The Argentina Cable Companies and the Argentina Joint Venture Companies are directly affected by Argentina's government, economic and fiscal policy and other political factors. The Company believes that its financial condition and its results from operations have not been adversely affected by these factors. However, the Company can not predict with any degree of certainty the likelihood that these elements will remain stable. Policy changes imposed by the Argentine government in any of these areas could have a material adverse affect on the Company.

     Based on advise it has received, management is of the opinion that U. S. Companies will be licensed to own and operate Argentine cable television systems. To date and to the best knowledge of the management of the Company, COMFER has formally approved or licensed two U. S. companies; however, the Company has no assurance that COMFER will approve its licensure. Management is currently seeking licensure of the Company or its subsidiaries with the assistance of the Joint Venture Partners and legal counsel. A decision by COMFER to deny the licensure of the Company or its affiliated entities to own and operate cable television systems in Argentina could have a material adverse impact on the operations and value of the Company.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit
       No.                  Description
     -------                -----------
      27.1                  Financial Data Schedule

(b)  Reports filed on Form 8-K filed during this quarter.

     (i)  Form 8-K for an event dated May 31, 1996
     (ii) Form 8-K/A for an event dated February 27, 1996

SIGNATURE
- ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TESCORP, INC.



                                         By: /s/ Jack S. Gray, Jr.
                                             -----------------------------------
                                             Jack S. Gray, Jr.
                                             President and Chief Operating
                                             Officer

                                         By: /s/ John D. Becker
                                             -----------------------------------
                                             John D. Becker
                                             Controller and
                                             Principal Accounting Officer



Austin, Texas
August 12, 1996