Form 10QSB
period 1996-09-30
TESCORP INC
filed 1996-11-14
CIK 865457

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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

                  Yes  X              No
                     -----              -----

       State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Shares Outstanding at November 4, 1996
Common Stock, $ .02 par value                        13,000,261

       Transitional Small Business Disclosure Format (check one):

                  Yes                 No  X
                     -----              -----

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                                  TESCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 1996
                                        Assets                                     (Unaudited)    March 31, 1996
                                        ------                                ------------------  --------------
Cash and cash equivalents                                                          $  4,852,873    $  8,529,100
Accounts receivable-subscribers, net                                                  1,847,275       1,596,676
Prepaid expenses and other assets                                                     1,676,981       2,348,648
Plant and equipment, net                                                              8,915,041       7,132,938
Franchise costs, net of amortization                                                 25,766,552      24,949,470
                                                                                   ------------    ------------
           Total assets                                                            $ 43,058,722    $ 44,556,832
                                                                                   ============    ============


                    Liabilities and Stockholders' Equity
                    ------------------------------------
Accounts payable                                                                   $  1,593,655    $  1,311,578
Accrued license and copyright fees                                                    1,084,978       1,840,526
Income taxes payable                                                                    807,095         492,687
Accrued payroll and social charges                                                      545,077         422,734
Accrued taxes                                                                           484,539         661,176
Other liabilities                                                                       670,792         938,821
Long-term debt                                                                        1,059,287         447,651
                                                                                   ------------    ------------
            Total liabilities                                                         6,245,423       6,115,173
                                                                                   ------------    ------------

Minority Interest                                                                       995,231       1,018,702
                                                                                   ------------    ------------

Stockholders' Equity:

      Series 1990 Convertible preferred stock, $1 par value, $5 redemption value per share, 704,684 shares authorized and 693,864 shares issued and outstanding with an aggregate preference on
      liquidation of $3,469,320                                                         693,864         693,864

      Series 1995 Convertible preferred stock, $1 par value, $100 redemption value per share, 200,000 shares authorized and 146,062 and 148,500 shares outstanding at September 30 and March 31, 1996, respectively, with an aggregate preference on liquidation of
      $14,062,000 and $14,850,000, respectively                                         146,062         148,500

      Common stock, $.02 par value, 50,000,000 shares authorized and 12,814,277 and 12,495,091 issued and outstanding at
      September 30, and March 31, 1996, respectively                                    256,286         249,902

      Additional paid-in capital                                                     65,945,517      65,359,628
      Accumulated deficit                                                           (31,223,661)    (28,959,437)
                                                                                   ------------    ------------
                                                                                     35,818,068      37,492,457

      Less treasury stock, 100,000 shares of common, at cost                               --           (69,500)
                                                                                   ------------    ------------
           Total stockholders' equity                                                35,818,068      37,422,957

Commitments and contingencies                                                              --              --
                                                                                   ------------    ------------
           Total liabilities and stockholders' equity                              $ 43,058,722    $ 44,556,832
                                                                                   ============    ============

                        TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                               For the Three Months Ended
                                                      September 30,
                                                    1996           1995
                                                -----------    -----------
Revenues                                        $ 5,527,433    $ 3,867,058
                                                -----------    -----------


Operating costs and expenses

      Operating costs                             3,922,088      2,756,480
      General and administrative expenses         1,052,541        795,172
      Depreciation and amortization               1,229,223        662,001
                                                -----------    -----------
Total operating costs and expenses                6,203,852      4,213,653
                                                -----------    -----------
Operating loss                                     (676,419)      (346,596)
                                                -----------    -----------

Other income

      Interest income                                71,691         40,076
      Other income (expense)                          2,834         (8,572)
      Interest expense                              (57,925)      (123,190)
                                                -----------    -----------
Total other income                                   16,600        (91,686)
                                                -----------    -----------
Loss before provision for income taxes             (659,819)      (438,281)
Income tax expense                                  129,014        116,000
                                                -----------    -----------
Net loss before minority interests                 (788,833)      (554,281)
      Minority interest in the loss of
       consolidated subsidiaries                      8,859         17,440
                                                -----------    -----------
Net loss                                           (779,974)      (536,841)
Preferred stock dividends                          (378,858)       (86,734)
                                                -----------    -----------
Net loss applicable to
    common stock                                $(1,158,832)   $  (623,575)
                                                ===========    ===========
Loss per share applicable to common stock       $     (0.09)   $     (0.05)
                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                      For the Six Months Ended
                                                           September 30,
                                                        1996            1995
                                                    ------------    ------------
Revenues                                            $ 10,929,345    $  6,594,767
                                                    ------------    ------------


Operating costs and expenses

      Operating costs                                  7,837,453      4,594,267
      General and administrative expenses              1,930,994      1,312,329
      Depreciation and amortization                    2,367,458      1,076,470
                                                    ------------    -----------
Total operating costs and expenses                    12,135,905      6,983,066
                                                    ------------    -----------
Operating loss                                        (1,206,560)      (388,299)
                                                    ------------    -----------

Other income

      Interest income                                    159,236        140,410
      Other income                                         9,582         77,411
      Interest expense                                   (96,723)      (197,242)
                                                    ------------    ------------
   Total other income                                     72,095         20,579
                                                    ------------    ------------
Loss before provision for income taxes                (1,134,465)      (367,720)
Income tax expense                                       242,377        143,000
                                                    ------------    -----------
Net loss before minority interests                    (1,376,842)      (510,720)
      Minority interest in the (income)
       loss of consolidated subsidiaries                  23,155         (4,159)
                                                    ------------    -----------
Net loss                                              (1,353,687)      (514,879)
Preferred stock dividends                               (762,592)      (173,468)
                                                    ------------    -----------
Net loss applicable to
    common stock                                    $ (2,116,279)   $  (688,347)
                                                    ============    ===========
Loss per share applicable to common stock           $      (0.17)   $     (0.06)
                                                    ============    ===========

See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                     For the Six Months Ended
                                                          September 30,
                                                      1996               1995
                                                   ------------     ------------
Cash flows from operating activities:
Net loss                                           ($1,353,687)       ($514,879)
                                                   -----------      -----------
Adjustments to reconcile net income
  loss to net cash provided by operating
  activities, net ofassets and liabilities
  of acquired businesses:

      Minority share of net income (loss)
        of consolidated subsidiaries                   (23,155)           4,159
      Depreciation and amortization                  2,367,458        1,076,470
      Amortization on note payable to sellers             -             118,863
      Increase in accounts and notes receivable,
        net                                           (250,600)        (279,223)
      (Increase) decrease in prepaid expenses
        and other assets                               646,603         (652,643)
      Increase in accounts payable                     182,200          106,521
      Increase (decrease) in other liabilities        (792,205)         136,348
                                                   -----------      -----------
                                                     2,130,301          510,495
                                                   -----------      -----------
          Net cash provided by (used in)
            operating activities                       776,614           (4,384)
                                                   -----------      -----------

Cash flows from investing activities:
      Proceeds from sale of assets                         -            182,471
      Property additions                            (1,550,734)        (825,308)
      Proceeds from principal repayment on
        mortgages                                        5,608           21,514
      Loans to Joint Venture Partners                      -            (18,052)
      Acquisition of cable television systems,
        net of cash acquired                        (2,548,025)      (6,266,855)
                                                   -----------      -----------
          Net cash used in investing activities     (4,093,151)      (6,906,230)
                                                   -----------      -----------

Cash flows from financing activities:
      Borrowings of bank debt                             -             267,792
      Repayments of seller and bank debt             (189,365)       (1,831,900)

      Decrease in cash overdraft                          -             (84,138)
      Dividends paid on preferred stock              (660,611)         (173,468)
      Proceeds from the exercise of stock
        purchase warrants and options                 490,286               -
      Private placement proceeds, net of
        issuance costs                                    -           8,540,000
                                                  -----------       -----------
          Net cash provided by (used in)
            financing activities                     (359,690)        6,718,286
                                                  -----------       -----------
Net decrease in cash and cash equivalents          (3,676,227)         (192,328)
Cash and cash equivalents:

      Beginning of period                           8,529,100         2,778,564
                                                  -----------       -----------
      End of period                               $ 4,852,873       $ 2,586,236
                                                  ===========       ===========

Significant non-cash financing activities
  are as follows:
          Distribution of common stock to holders
            of Series 1995 Preferred Stock
            electing to receive dividends in
            the form of common stock              $   101,980       $       -
                                                  ===========       ===========
          Retirement of treasury stock            $   150,376       $       -
                                                  ===========       ===========

See accompanying notes to consolidated financial statements.

TESCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 1996

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
-----------------------------------------------

     Tescorp, Inc. (referred to herein collectively with its subsidiaries as "Tescorp" or the "Company") is a Texas corporation that was organized in 1980. The Company is engaged in the business of acquiring and developing cable television systems and communication properties in Latin America.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made that are considered necessary for a fair presentation of the financial condition of the Company as of September 30, 1996, and of the results of its operations for the three and six month periods then ended. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB which includes audited financial statements for the fiscal year ended March 31, 1996. Please note that certain amounts have been reclassified for comparability with the current year presentation.

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

     For the two fiscal years ended March 31, 1996, the Company loaned or committed to loan to the Joint Venture Partners, CASA and SMR an aggregate of approximately $29.1 million (the "Partner Loans") for the purpose of acquiring, pursuant to the Joint Venture, the following eight Argentine companies which own and operate cable television systems in Argentina: Televisora Austral S.A. ("Televisora"), CableMax S.A. which was formerly known as Canal 2 TV Austral S.A. ("CableMax"), ARTV S.A. ("ARTV") which was formerly known as Reconquista Televisora Color S.A., Avellaneda Video Cable S.A. ("AVC"), Cable Vision Gallegos S. A. ("CVG"), Teveca S.R.L. ("Teveca"), CablePlus S.A. ("CablePlus"), and SIR TV S.R.L. ("SIR TV"). Additionally, during the first six months of fiscal 1997, the Company loaned or has committed to loan approximately $6.8 million to finance the acquisition activity described in the following paragraphs.

     In the first quarter of fiscal 1997, Televisora acquired substantially all of the outstanding equity of TV Nieve, S. A. ("TV Nieve"). During this period the Company and the Joint Venture Partners formed Transcable, S. A. ("Transcable" which is effectively 97 percent owned by the Company) to acquire substantially all of the assets of a cable television system in Rawson, Chubut Province, Argentina (see Note 2).

     In the second quarter of fiscal 1997, the Company purchased substantially all of the assets of TV SIS, S. R. L. Additionally, the Company entered into a contract to purchase certain cable television assets of Comodoro Rivadavia Sociedad Comercial Colectiva de Television y Radiodifusion ("Comodoro"), which is located in the Chubut province (see Note 2).

     Hereinafter, TV Nieve, Transcable and the eight cable companies are hereinafter referred to as the Argentine Cable Companies. The location of the cable television systems operated by the Argentine Cable Companies follows below:

     Name of Company          Location (City-Province)
     ---------------          ------------------------

     Televisora/TV Nieve      Ushuaia-Tierra Del Fuego Province

     CableMax                 Rio Gallegos-Santa Cruz Province

     ARTV                     Reconquista-Santa Fe Province

     AVC                      Avellaneda-Santa Fe Province

     CVG                      Rio Gallegos-Santa Cruz Province

     Teveca                   San Carlos de Bariloche-Rio Negro Province

     CablePlus                San Carlos de Bariloche-Rio Negro Province

     SIR TV                   Trelew, Rawson and Puerto Madryn-Chubut Province

     Transcable               Rawson-Chubut Province

     Ownership of the Argentine Joint Venture Companies and Argentine Cable Companies (other than Transcable) is held subject to the Joint Venture Agreement by the Joint Venture Partners or nominees of the Company. Pursuant to the Joint Venture Agreement, the Company owns 97 percent of the economic interests held by the Joint Venture Partners and nominees in the Argentine Cable Companies, subject to a one percent profits interest granted by the Company to an individual. The Joint Venture structure was adopted to comply with Argentine regulatory policies in effect prior to March 31, 1995. In response to changes in regulatory conditions, the Company has undertaken a reorganization of its interests in the Argentine Joint Venture Companies and Argentine Cable Companies. Austral will acquire or has acquired direct record ownership of 97 percent of each of the Argentine Joint Venture Companies and 99 percent of the record ownership interests in Televisora, CableMax, ARTV, AVC, CVG and SIR TV, and 80 percent of Teveca and CablePlus.

     The Joint Venture will continue to hold the equitable, or economic interests in the Argentine Cable Companies (other than Transcable). Through the Joint Venture, and after giving effect to the one percent contractual profits interest in Austral granted by the Company, the Company will hold approximately 96 percent of the economic interests in Televisora Austral, CableMax, ARTV, AVC, CVG and SIR TV, and approximately 77 percent of Teveca and CablePlus.

NOTE 2 - ACQUISITIONS
---------------------

     On April 1, 1996, the Company agreed to transfer to Televisora, an option (the "TV Nieve Option") to purchase for approximately $174,000 a minority interest in the equity of TV Nieve which provides MMDS television service in the city of Ushuaia, Argentina. On the same day, Televisora purchased the remaining majority interest in the equity of TV Nieve for approximately $1.15 million less the outstanding balance of the TV Nieve liabilities pursuant to an agreement (the "Purchase Agreement"). Concurrent with the execution of the Purchase Agreement, Televisora made a downpayment to the sellers in the amount of $450,000 which was advanced to Televisora by the Company on February 27, 1996. Accordingly, Televisora now owns or effectively controls all of the outstanding equity of TV Nieve and the Company holds a 96 percent Joint Venture interest in Televisora.

     The aggregate purchase price for TV Nieve was approximately $1.3 million including the price paid for the TV Nieve Option and downpayment made concurrent with the execution of the Purchase Agreement, which was applied against the purchase price. The Company advanced to Televisora the additional funds necessary to consummate the acquisition of TV Nieve contemplated in the Purchase Agreement. In addition to the purchase price, Televisora incurred approximately $50,000 of closing costs relating primarily to the payment of legal and accounting fees.

     Transcable acquired substantially all of the assets of Canal 4 Rawson Video Cable ("Canal 4") for approximately $500,000 on May 31, 1996. Canal 4 provides cable television service to the city of Rawson in the Chubut Province in Argentina. The Company currently provides cable television services to the tri-city area of Trelew, Rawson and Puerto Madryn. In addition to the purchase price, the Company anticipates that Transcable incurred approximately $15,000 of closing costs in connection with this transaction.

     Effective August 30, 1996, the Company closed its purchase of substantially all of the assets of TV SIS S. R. L. ("TV SIS"), for approximately $1.45 million. The Company has paid approximately $725,000 of the aggregate purchase price, and the balance will be paid upon the fulfillment of certain conditions of the purchase agreement, and incurred approximately $ 50,000 of closing costs in connection with this transaction

     The acquisition of TV Nieve and the assets of Canal 4 and TV SIS was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, which resulted in franchise costs of approximately $1.5 million that will be amortized over 20 years. The allocation of the purchase price below is, in certain instances, based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained. In the opinion of the Company's management, the asset and liability valuations for the purchases discussed above should not be materially different than the allocations shown below. A summary of the purchase price allocation is as follows:

Accounts Receivable and other assets            $   145,000
Property and equipment                            1,922,000
Franchise costs                                   1,488,000
Accounts payable and other liabilities           (1,007,000)
                                                -----------
                                                $ 2,548,000
                                                ===========

     In September 1996, the Company entered into a contract to purchase substantially all of the cable television assets of Comodoro , a company that provides cable television service to approximately 5,000 to 6,000 subscribers in the Argentine city of Comodoro Rivadavia, which is located in the Chubut Province. The purchase price is approximately $3.5 million, subject to certain adjustments. In accordance with the terms of the contract, the Company has made a downpayment in the amount of approximately $388,000 and the balance of the purchase price will be payable upon fulfillment by the sellers of certain conditions necessary to effect a final sale of the assets. The Company anticipates closing on this transaction prior to December 31, 1996 and in addition to the purchase price, the Company anticipates paying approximately $100,000 of closing costs.

NOTE 3 - EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
---------------------------------------------------------------

     Earnings (loss) per common and common equivalent share attributable to common shareholders was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (12,800,764 and 12,488,343 for the three months ended September 30, 1996 and 1995, respectively and 12,702,826 and 11,646,458 for the six months ended September 30, 1996, respectively). For the both the three and six month periods ended September 30, 1996 and 1995, common stock equivalents were not included in the computation of weighted average shares outstanding
because their inclusion would be antidilutive.    Fully diluted earnings per
share amounts are not presented for the periods ending September 30, 1996 and 1995, because they are antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

RESULTS OF OPERATIONS.
----------------------

     For the three and six month periods ended September 30, 1996 and 1995, the operations of the Argentine Cable Companies and Argentine Joint Venture Companies (collectively referred to as the "Latin American Operations") were included in the Company's consolidated statement of operations. For the period ended September 30, 1996, the Latin American Operations consisted of the ten Argentine Cable Companies operating cable TV systems in five markets and the three Argentine Joint Venture Companies. The results of operations for the period ended September 30, 1995 included seven Argentine Cable Companies operating cable TV systems in four markets. Two companies were acquired after September 30, 1995; one of which, TV Nieve, S.A. ("TV Nieve") was acquired after the fiscal year ended March 31, 1996. In addition, during the first quarter the Company and the Joint Venture Partners formed Transcable.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue.  For the fiscal quarter ended September 30, 1996, the Company
     -------
reported revenues of $5.53 million, a 42.9 percent increase compared to $3.87 million for the same period of the prior year. This increase was primarily a result of revenues from the acquired companies: SIR TV (approximately $1.16 million); and TV Nieve (approximately $170,000). Also the acquisition of the assets of two competing cable TV systems in Rawson (May, 1996) and in Reconquista and Avellaneda (August, 1996) contributed approximately $190,000 to the increase. Revenues from the companies in operation during both periods increased approximately 3.3 percent. This increase in revenues resulted from sales of premium pay services which more than offset a decline in basic service subscriptions.

     Operating Costs.  In the fiscal quarter ended September 30, 1996, the
     ---------------
Company incurred $3.92 million of expenses in connection with the operation of the Argentine Cable Companies, a 42.3 percent increase compared to $2.76 million for the same period of the prior year. This increase related primarily to the operations of SIR TV which was acquired after September, 1995(approximately $1.04 million). The acquisition and subsequent consolidation of other Cable TV systems has resulted in a decrease in personnel cost and some operating expenses. However, programming cost, bad debts and other expenses directly related to revenues have increased as a result of additional revenues from the newly acquired Cable TV systems.

     General and Administrative Expenses. In the fiscal quarter ended September
     -----------------------------------
30, 1996, general and administrative expenses increased 32.4 percent to approximately $1.05 millioncompared to the same period of the prior year. Expenses of the Argentine Joint Venture Companies increased by approximately $170,000 as a result of expanded operations and acquisition activity in Argentina. Increases in expenditures at the Company's corporate offices also contributed to the increase in overall general and administrative expenses. This increase resulted primarily from increases in costs relating to insurance, salaries of additional personnel, shareholder relations and travel and business development expenditures primarily associated with financing and operational activities.

     Depreciation and amortization.  In the fiscal quarter ended September 30,
     -----------------------------
1996 depreciation and amortization increased to $1.23 million from approximately $662,000 due primarily to (i) the amortization of franchise costs of the new acquisitions of SIR TV, Teveca and TV Nieve, and (ii) the depreciation of capital expenditures in existing cable TV systems and the additional cable TV plant of the acquired companies.

     Other Income (Expense). In the fiscal quarter ended September 30, 1996,
     ----------------------
other income increased to approximately $17,000 from an expense of approximately $92,000 primarily as a result of a decline in interest expense paid in connection with the acquisitions of the cable television systems.

     Income taxes.  For the quarter ended September 30, 1996, the Company
     -------------
recorded income tax expense of approximately $129,000 compared to $116,000 for the quarter ended September 30, 1995. Although the Company recognized a net loss for the quarters ended September 30, 1996 and 1995, it has income tax expense due to income from certain of its foreign subsidiaries. Under the income tax regulations of Argentina, losses of one subsidiary may not offset income from another in a consolidated tax return.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1995

     Revenue.  For the six months ended September 30, 1996, the Company reported
     -------
revenues of $10.93 million, a 65.7 percent increase compared to $6.59 million in the same period of the prior year. This increase was primarily a result of revenues from the acquired companies: SIR TV (approximately $2.38 million); Teveca (approximately $1.12 million); and TV Nieve (-approximately $350,000). Also the acquisition of the assets of two competing cable TV systems in Rawson (May, 1996) and in Reconquista and Avellaneda (August, 1996) contributed approximately $260,000 to the increase. Revenues from the companies in operation during both periods increased approximately 3.4 percent. This increase in revenues resulted from sales of premium pay services which more than offset a decline in basic service subscriptions.

     Operating Costs.  In the six months ended September 30, 1996, the Company
     ---------------
incurred $7.84 million of expenses in connection with the operation of the Argentine Cable Companies, a 70.6 percent increase compared to $4.59 million for the same period of the prior year. This increase resulted primarily from approximately $1.99 million of costs related to the operations of SIR TV which was acquired after September, 1995 and approximately $870,000 of expenses related to the first quarter operations of Teveca which was acquired in July 1995 and is not comparable until the second quarter. The acquisition and subsequent consolidation of other Cable TV systems has resulted in a decrease in personnel cost and some operating expenses. However, programming cost, bad debts and other expenses directly related to revenues have increased as a result of additional revenues from the newly acquired Cable TV systems. The operations of TV Nieve were being merged into the operations of Televisora Austral during the first quarter and a significant portion of the increased expenses incurred during the first quarter did not recur in the second quarter.

     General and Administrative Expenses. In the six months ended September 30,
     -----------------------------------
1996, general and administrative expenses increased to approximately $1.93 million from approximately $1.31. Expenses of the Argentine Joint Venture Companies increased by approximately $425,000 as a result of expanded operations and acquisition activity in Argentina. Increases in expenditures at the Company's corporate offices also contributed to the increase in overall general and administrative expenses. This increase resulted primarily from increases in costs relating to insurance, salaries of additional personnel, shareholder relations and travel and business development expenditures primarily associated with financing and operational activities.

     Depreciation and amortization.  In the six months ended September 30, 1996
     -----------------------------
depreciation and amortization increased to $2.37 million from approximately $1.08 million due primarily to (i) the amortization of franchise costs of the new acquisitions of SIR TV, Teveca and TV Nieve. (ii) the depreciation of capital expenditures in existing cable TV systems and the additional cable TV plant of the acquired companies.

     Other Income (Expense). In the six months ended September 30, 1996, other
     ----------------------
income increased from approximately $21,000 to approximately $72,000 primarily as a result of a decline in interest expense primarily as a result of a decline in interest expense paid in connection with the acquisitions of the cable television systems. During the six months ended September 30, 1995, the Company reported other income in the amount of approximately $80,000 as a result of a reduction in the liability of certain of the Argentine Cable Companies achieved by the payment of such liability with government securities purchased at a discount to face value but honored for payment purposes at face value, which did not recur in the quarter ended June 30, 1996.

     Income taxes.  For the six months ended September 30, 1996, the Company
     -------------
recorded income tax expense of approximately $243,000 compared to approximately $143,000 for the six months ended September 30, 1995. Although the Company recognized a net loss for the six month periods ended September 30, 1996 and 1995, it has income tax expense due to income from certain of its foreign subsidiaries. Under the income tax regulations of Argentina, losses of one subsidiary may not offset income from another in a consolidated tax return.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30 and March 31, 1996, the balance sheets of the Argentine Cable Companies and the Argentine Joint Venture Companies were consolidated in the Company's balance sheet and the Company held $4.9 million and $8.5 million of cash and cash equivalents, respectively. The $3.6 million decrease related primarily to the acquisition of TV Nieve and the assets of Canal 4, TV SIS and Rawson (approximately $2.5 million in the aggregate) and the $1.5 million of property additions during the six month period. The cash and cash equivalents are generally not subject to or impacted by changes in conditions or trends in any single industry. However, they may be subject to significant changes in overall economic conditions, and the funds held in accounts outside of the United States (approximately $1.19 million at September 30, 1996) may be subject to diminution in value caused by foreign currency devaluation or governmental action.

     At September 30, and March 31, 1996 working capital balances totaled approximately $1.9 million and $6.1 million, respectively. The ratio of current assets to current liabilities was approximately 1.3 times and 2.0 times, respectively. The ratio of long-term debt to total assets was approximately 2.5% and 1.0%, at September 30, and March 31, 1996, respectively. The decrease in working capital balances was primarily a result of the decrease in cash and cash equivalents resulting from the acquisition of TV Nieve and the payment of dividends on the Series 1995 and Series 1990 preferred stock.

     In the first six months of fiscal 1997, the Company used $1.6 million of cash and cash equivalents. During this period approximately $567,000 was provided by operating activities, $2.3 million was used in investing activities and approximately $73,000 was provided by financing activities.

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

     On April 1, 1996, the Company agreed to transfer to Televisora Austral, S. A., an option (the "TV Nieve Option") to purchase for approximately $174,000 a minority interest in the equity of TV Nieve, S. A. ("TV Nieve") which provides MMDS television service in the city of Ushuaia, Argentina. On the same day, Televisora purchased the remaining majority interest in the equity of TV Nieve for approximately $1.15 million less the outstanding balance of the TV Nieve liabilities pursuant to an agreement (the "Purchase Agreement"). Concurrent with the execution of the Purchase Agreement, Televisora made a downpayment to the sellers in the amount of $450,000 which was advanced to Televisora by the Company on February 27, 1996. Accordingly, Televisora now owns or effectively controls all of the outstanding equity of TV Nieve and the Company holds a 96 percent Joint Venture interest in Televisora.

     The aggregate purchase price for TV Nieve was approximately $1.3 million including the price paid for the TV Nieve Option and downpayment made concurrent with the execution of the Purchase Agreement, which was applied against the purchase price. The Company advanced to Televisora the additional funds necessary to consummate the acquisition of TV Nieve contemplated in the Purchase Agreement. In addition to the purchase price, Televisora incurred approximately $50,000 of closing costs relating primarily to the payment of legal and accounting fees.

     Transcable acquired substantially all of the assets of Canal 4 Rawson Video Cable ("Canal 4") for approximately $500,000 on May 31, 1996. Canal 4 provides cable television service to the city of Rawson in the Chubut Province in Argentina. The Company currently provides cable television services to the tri-city area of Trelew, Rawson and Puerto Madryn. In addition to the purchase price, the Company anticipates that Transcable incurred approximately $15,000 of closing costs in connection with this transaction.

     Effective on August 30, 1996, the Company closed its purchase of substantially all of the assets of TV SIS S. R. L. ("TV SIS"), for approximately $1.45 million. The Company has paid approximately $725,000 of the aggregate purchase price, and the balance will be paid upon the fulfillment of certain conditions of the purchase agreement.

     In September 1996, the Company entered into a contract to purchase substantially all of the cable television assets of Comodoro Rivadavia Sociedad Comercial de Television Radiodifusion , a company that provides cable television service to approximately 5,000 to 6,000 subscribers in the Argentine city of Comodoro Rivadavia, which is located in the Chubut Province. The purchase price is approximately $3.5 million, subject to certain adjustments. In accordance with the terms of the contract, the Company has made a downpayment in the amount of approximately $388,000 and the balance of the purchase price will be payable upon fulfillment by the sellers of certain conditions necessary to effect a final sale of the assets. The Company anticipates closing on this transaction prior to December 31, 1996 and anticipates paying approximately $100,000 of closing costs in addition to the purchase price

     The Company's Series 1995 Convertible Preferred Stock provides for cumulative, annual dividends in the amount of $8.00 per share payable on a quarterly basis. The Company's Series 1990 Convertible Preferred Stock provides for cumulative, annual dividends in the amount of $.50 per share payable on a quarterly basis. For the six months ended September 30, 1996, this resulted in approximately $712,000 of cash outflow compared to $173,000 for the comparable period in the prior year, principally as a result of the issuance of the Series 1995 Convertible Preferred Stock in December 1995. The Company has not paid dividends on its Common Stock, and it has no plans to make any such payments in the future.

     Working capital requirements vary with business conditions and the nature of the business being conducted. Management minimizes working capital requirements to the extent practicable. In the opinion of management, the Company possesses adequate cash flow from operations and working capital to meet the on-going operating requirements of the existing Latin American Operations through the current fiscal year which ending on March 31, 1997. Management anticipates that additional financings will be required to expand the Company via acquisition.

     The Company continues to be actively involved in the acquisition and development of cable television and communications properties in Latin America, and it incurs expenses in identifying and pursuing opportunities before any acquisition decision is made. The Company anticipates attempting to obtain additional debt and equity financing to fund its participation in future projects. The Company is unable to predict with any degree of certainty the cost of its future projects or the amount of funds which will be available to fund those projects. Therefore, the Company is unable to determine with any degree of certainty its future funding requirements in connection with any potential acquisition.

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

FOREIGN INVESTMENT RISK

     The Argentine Cable Companies and the Argentine Joint Venture Companies are directly affected by Argentina's government, economic and fiscal policy and other political factors. The Company believes that its financial condition and its results of operations have not been adversely affected by these factors to date. However, the Company can not predict with any degree of certainty the likelihood that these elements will remain stable. Policy changes imposed by the Argentine government in any of these areas could have a material adverse affect on the Company.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of the Shareholders of the Company was held on October 11, 1996. At the meeting, each of the existing directors was re-elected by the following votes:

                            SHAREHOLDER VOTES
                        -------------------------
                                      WITHHELD OR
                           FOR          ABSTAIN
                        ----------    -----------
DIRECTORS:
----------

Winston J. Churchill    10,522,749      41,345
Jack R. Crosby          10,521,724      42,370
J. Kelly Elliott        10,510,314      53,780
Jack S. Gray, Jr.       10,520,994      43,100
Lee A. Lahourcade       10,521,749      42,345

Additionally, the proposal to increase the number of authorized shares of Common Stock available for option grants under the Company's 1991 Incentive Plan from 1,400,000 to 2,000,000 was approved by the following votes:

              FOR  10,415,988     AGAINST OR ABSTAIN  148,106

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits


     Exhibit
     No.            Description
     -------        -----------

     27.1           Financial Data Schedule

(b)  Reports filed on Form 8-K filed during this quarter.

     None.

SIGNATURE
---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TESCORP, INC.



                                         By: /s/ Jack S. Gray, Jr.
                                             --------------------------------
                                             Jack S. Gray, Jr.
                                             President and Chief Operating
                                             Officer

                                         By: /s/ John D. Becker
                                             --------------------------------
                                             John D. Becker
                                             Controller and
                                             Principal Accounting Officer


Austin, Texas
November 12, 1996