Form 10QSB
period 1996-12-31
TESCORP INC
filed 1997-02-14
CIK 865457

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 1996

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

                  Yes  X              No
                     -----              -----

       State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Class                   Shares Outstanding at February 6, 1997
       Common Stock, $ .02 par value                  13,143,347

       Transitional Small Business Disclosure Format (check one):

                  Yes                 No  X
                     -----              -----
--------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Information

                                 TESCORP, INC.
                          Consolidated Balance Sheets

                                                                            December 31, 1996
                        Assets                                                 (Unaudited)      March 31, 1996
                        ------                                              -----------------   --------------
Cash and cash equivalents                                                     $  1,217,823       $  8,529,100
Accounts receivable-subscribers, net                                             1,828,299          1,596,676
Prepaid expenses and other assets                                                1,278,965          2,348,648
Plant and equipment, net                                                         9,100,808          7,132,938
Franchise costs, net of amortization                                            28,404,647         24,949,470
                                                                              ------------       ------------
          Total assets                                                        $ 41,830,542       $ 44,556,832
                                                                              ============       ============

            Liabilities and Stockholders' Equity
            ------------------------------------

Accounts payable                                                              $  1,087,077       $  1,311,578
Accrued license and copyright fees                                               1,069,416          1,840,526
Income taxes payable                                                               921,550            492,687
Accrued payroll and social charges                                                 537,369            422,734
Accrued taxes                                                                      577,951            661,176
Other liabilities                                                                  584,162            938,821
Long-term debt                                                                   1,137,818            447,651
                                                                              ------------       ------------
          Total liabilities                                                      5,915,343          6,115,173
                                                                              ------------       ------------

Minority Interest                                                                  989,450          1,018,702
                                                                              ------------       ------------

Stockholders' Equity:
    Series 1990 Convertible preferred stock, $1 par value, $5 redemption value per share, 704,684 shares authorized and 693,864 shares issued and outstanding with an aggregate preference on
    liquidation of $3,469,320                                                      693,864            693,864

    Series 1995 Convertible preferred stock, $1 par value, $100 redemption value per share, 200,000 shares authorized and
    139,250 and 148,500 shares outstanding at December 31 and March
    31, 1996, respectively, with an aggregate preference on liquidation of
    $13,925,000 and $14,850,000, respectively                                      139,250            148,500

    Common stock, $.02 par value, 50,000,000 shares authorized and 13,043,347 and 12,495,091 issued and outstanding at
    December 31, and March 31, 1996, respectively                                  260,867            249,902

    Additional paid-in capital                                                  65,992,440         65,359,628
    Accumulated deficit                                                        (32,160,672)       (28,959,437)
                                                                              ------------       ------------
                                                                                34,925,749         37,492,457
    Less treasury stock, 100,000 shares of common, at cost                               -            (69,500)
                                                                              ------------       ------------
          Total stockholders' equity                                            34,925,749         37,422,957

Commitments and contingencies                                                            -                  -
                                                                              ------------       ------------
          Total liabilities and stockholders' equity                          $ 41,830,542       $ 44,556,832
                                                                              ============       ============

See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                                             For the Three Months Ended
                                                                                     December  31,
                                                                              1996                 1995
                                                                           ----------           ----------

Revenues                                                                   $5,480,270           $4,319,897
                                                                           ----------           ----------

Operating costs and expenses
     Operating costs                                                        3,777,617            3,140,895
     General and administrative expenses                                      874,863              809,655
     Depreciation and amortization                                          1,249,669              899,603
                                                                           ----------           ----------
Total operating costs and  expenses                                         5,902,149            4,850,153
                                                                           ----------           ----------
Operating loss                                                               (421,879)            (530,256)
                                                                           ----------           ----------
Other income (expense)
     Interest income                                                           39,230              126,267
     Other income (expense)                                                   (12,017)              92,698
     Interest expense                                                         (62,198)            (109,956)
                                                                           ----------           ----------
Total other income (expense)                                                  (34,985)             109,009
                                                                           ----------           ----------
Loss before provision for income taxes                                       (456,864)            (421,247)
Income tax expense (benefit)                                                  118,694             (116,000)
                                                                           ----------           ----------
Net loss before minority interests                                           (575,558)            (305,247)
     Minority interest in the loss of consolidated subsidiaries                 5,781                9,987
                                                                           ----------           ----------
Net loss                                                                     (569,777)            (295,260)
Preferred stock dividends                                                    (367,234)             (86,734)
                                                                           ----------           ----------
Net loss applicable to
     common stock                                                          $ (937,011)          $ (381,994)
                                                                           ==========           ==========

Loss per share applicable to common stock                                  $    (0.07)          $    (0.03)
                                                                           ==========           ==========


See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                           For the Nine Months Ended
                                                                                  December 31,
                                                                             1996            1995
                                                                          -----------     -----------
Revenues                                                                  $16,409,615     $10,914,664
                                                                          -----------     -----------
Operating costs and expenses
   Operating costs                                                         11,615,070       7,735,163
   General and administrative expenses                                      2,805,857       2,121,982
   Depreciation and amortization                                            3,617,127       1,976,074
                                                                          -----------     -----------
Total operating costs and expenses                                         18,038,054      11,833,219
                                                                          -----------     -----------
Operating loss                                                             (1,628,439)       (918,555)
                                                                          -----------     -----------
Other Income
   Interest  income                                                           198,466         266,677
   Other income (expense)                                                      (2,435)        170,109
   Interest expense                                                          (158,921)       (307,198)
                                                                          -----------     -----------
Total other income                                                             37,110         129,588
                                                                          -----------     -----------
Loss before provision for income taxes                                     (1,591,329)       (788,967)
Income tax expense                                                            361,071          27,000
                                                                          -----------     -----------
Net loss before minority interests                                         (1,952,400)       (815,967)
   Minority interest in the loss of consolidated subsidiaries                  28,936           5,828
                                                                          -----------     -----------
Net loss                                                                   (1,923,464)       (810,139)
Preferred stock dividends                                                  (1,129,826)       (260,202)
                                                                          -----------     -----------
Net loss applicable to
   common stock                                                           $(3,053,290)    $(1,070,341)
                                                                          ===========     ===========
Loss per share applicable to common stock                                 $     (0.24)    $     (0.09)
                                                                          ===========     ===========

See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          For the Nine Months Ended
                                                                                                  December 31,
                                                                                             1996               1995
                                                                                        -----------         ------------
Cash flows from operating activities:
Net loss                                                                                $(1,923,464)        $   (810,139)
                                                                                        -----------         ------------
Adjustments to reconcile net income loss to net cash
  provided by operating activities, net of assets and
  liabilities of acquired businesses:
      Minority share of net loss of consolidated subsidiaries                               (28,936)              (5,828)
      Depreciation and amortization                                                       3,617,127            1,976,074
      Amortization of discount on note payable to sellers                                        -               137,670
      Increase in accounts and notes receivable, net                                        (73,994)            (458,378)
      (Increase) decrease in prepaid expenses and other assets                              967,317             (917,276)
      Decrease in accounts payable                                                         (324,378)             (13,643)
      Increase (decrease) in other liabilities                                             (771,351)             655,825
                                                                                        -----------         ------------
                                                                                          3,385,785            1,374,444
                                                                                        -----------         ------------
           Net cash provided by operating activities                                      1,462,321              564,305
                                                                                        -----------         ------------
Cash flows from investing activities:
     Proceeds from sale of assets                                                                 -              193,588
     Property additions                                                                  (2,089,207)          (1,190,722)
     Proceeds from principal repayment on mortgages                                           8,571               23,916
     Loans to Joint Venture Partners                                                              -              126,125
     Acquisition of cable television systems, net of cash acquired                       (5,956,909)         (11,861,284)
                                                                                        -----------         ------------
           Net cash used in investing activities                                         (8,037,545)         (12,708,377)
                                                                                        -----------         ------------

Cash flows from financing activities:
      Borrowings of bank debt                                                                     -               55,433
      Repayments of seller and bank debt                                                   (243,184)          (3,126,600)
      Decrease in cash overdraft                                                                  -              (84,138)
      Dividends paid on preferred stock                                                    (983,155)            (260,202)
      Proceeds from the exercise of stock purchase warrants and options                     490,286                    -
      Private placement proceeds, net of issuance costs                                           -           22,390,000
                                                                                        -----------         ------------
           Net cash provided by (used in) financing activities                             (736,053)          18,974,493
                                                                                        -----------         ------------
Net increase (decrease) in cash and cash equivalents                                     (7,311,277)           6,830,421
Cash and cash equivalents:
      Beginning of period                                                                 8,529,100            2,778,564
                                                                                        -----------         ------------
      End of period                                                                     $ 1,217,823         $  9,608,985
                                                                                        ===========         ============
Significant non-cash financing activities are as follows:

           Distribution of common stock to holders of Series 1995 Preferred
           Stock electing to receive dividends in the form of common stock.             $   146,672         $         -
                                                                                        ===========         ===========
           Retirement of treasury stock                                                 $   150,376         $         -
                                                                                        ===========         ===========


See accompanying notes to consolidated financial statements.

TESCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
December 31, 1996

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:
-----------------------------------------------

     Tescorp, Inc. (referred to herein collectively with its subsidiaries as "Tescorp" or the "Company") is a Texas corporation that was organized in 1980. The Company is engaged in the business of acquiring and developing cable television systems and communication properties in Latin America.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made that are considered necessary for a fair presentation of the financial condition of the Company as of December 31, 1996, and of the results of its operations for the three and nine month periods then ended. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB which includes audited financial statements for the fiscal year ended March 31, 1996. Please note that certain amounts have been reclassified for comparability with the current year presentation.

     Effective as of April 1994, the Company entered into a contractual Joint Venture (the "Joint Venture") to acquire cable television and communications properties in Latin America. To facilitate the Company's participation in the Joint Venture, the Company organized two new subsidiaries: Austral Communications Corp. ("Austral"), a Delaware corporation which is a wholly owned subsidiary of the Company, and Comunicaciones Austral S.A. ("CASA"), an Argentine Sociedad Anonima which is a 97 percent owned subsidiary of Austral.
To facilitate the activities of the Joint Venture in Argentina, the Company and its partners in the Joint Venture (the "Joint Venture Partners") have organized two new Argentine Sociedades Anonimas each of which is 97 percent owned by
Austral: CableDifusion S.A. ("CableDifusion") and SMR S.A. ("SMR"). (CableDifusion, CASA and SMR are hereinafter collectively referred to as the "Argentine Joint Venture Companies").

     CableDifusion is responsible for the management of the Argentine Cable Companies (as defined below). SMR was originally organized to pursue licenses to own and operate businesses deploying Enhanced Specialized Mobile Radio and/or related technologies in Argentina. However, currently both CASA and SMR are being utilized to facilitate Austral's acquisition of direct ownership interests in certain Argentine cable companies.

     For the two fiscal years ended March 31, 1996, the Company loaned or committed to loan to the Joint Venture Partners, CASA and SMR an aggregate of approximately $29.1 million (the "Partner Loans") for the purpose of acquiring, pursuant to the Joint Venture, the following Argentine companies which own and operate cable television systems in Argentina: Televisora Austral S.A. ("Televisora"), CableMax S.A. which was formerly known as Canal 2 TV Austral S.A. ("CableMax"), ARTV S.A. ("ARTV") which was formerly known as Reconquista Televisora Color S.A., Avellaneda Video Cable S.A. (merged into ARTV in December 1996), Cable Vision Gallegos S.A. ("CVG"), BTC S.A. which was formerly known as Teveca S.R.L. ("BTC"), CablePlus S.A. ("CablePlus"), and SIR TV
S.R.L. ("SIR TV").

     In the first quarter of fiscal 1997, Televisora acquired substantially all of the outstanding equity of TV Nieve, S.A. ("TV Nieve"). During this period the Company and the Joint Venture Partners formed Transcable, S.A. ("Transcable") to acquire substantially all of the assets of a cable television system in Rawson, Chubut Province, Argentina (see Note 2). Transcable is effectively 97 percent owned by the Company

     In the second quarter of fiscal 1997, the Company purchased substantially all of the assets of TV SIS, S.R.L. Additionally, Transcable entered into a contract to purchase certain cable television assets of Comodoro Rivadavia Sociedad Comercial Colectiva de Television y Radiodifusion ("Comodoro"), which is located in Comodoro Rivadavia, Chubut Province, Argentina (see Note 2).

     In the third quarter of fiscal 1997, Transcable closed on its purchase of substantially all of the assets of Comodoro. Additionally, the Company entered into a contract to acquire the stock of Cable Viedma, S.R.L., which provides cable television service to subscribers in the provinces of Rio Negro and Buenos Aires, Argentina (see Note 2).

     Hereinafter, the companies operating cable television systems in the locations listed below are referred to as the Argentine Cable Companies.

     Name of Company          Location (City, Province)
     ---------------          -------------------------

     Televisora/TV Nieve      Ushuaia, Tierra Del Fuego Province

     CableMax/CVG             Rio Gallegos, Santa Cruz Province

     ARTV                     Reconquista, Santa Fe Province
                              Avellaneda, Santa Fe Province

     BTC/CablePlus            San Carlos de Bariloche, Rio Negro Province

     SIR TV                   Trelew, Rawson and Puerto Madryn,
                              Chubut Province

     Transcable               Rawson, Chubut Province
                              Comodoro Rivadavia, Chubut Province

     Ownership of the Argentine Joint Venture Companies and Argentine Cable Companies (other than Transcable) was until recently held subject to the Joint Venture Agreement by the Joint Venture Partners or nominees of the Company. Pursuant to the Joint Venture Agreement, the Company owns 97 percent of the economic interests held by the Joint Venture Partners and nominees in the Argentine Cable Companies, subject to a one percent profits interest granted by the Company to an individual. The Joint Venture structure was adopted to comply with Argentine regulatory policies in effect prior to March 31, 1995. In response to changes in regulatory conditions, the Company has undertaken a reorganization of its interests in the Argentine Joint Venture Companies and Argentine Cable Companies. Austral will acquire or has acquired direct record ownership of 97 percent of each of the Argentine Joint Venture Companies and through CASA and SMR 99 percent of the record ownership interests in Televisora, CableMax, ARTV, CVG and SIR TV, and 80 percent of BTC and CablePlus.

     The Joint Venture will continue to hold the equitable, or economic interests in the Argentine Cable Companies (other than Transcable). Through the Joint Venture, and after giving effect to the one percent contractual profits interest in Austral granted by the Company, the Company will hold approximately 96 percent of the economic interests in Televisora Austral, CableMax, ARTV, CVG and SIR TV, and approximately 77 percent of BTC and CablePlus.

NOTE 2 - ACQUISITIONS
---------------------
     On April 1, 1996, the Company agreed to transfer to Televisora, an option (the "TV Nieve Option") to purchase for approximately $174,000 a minority interest in the equity of TV Nieve, a company which provides MMDS television service in the city of Ushuaia, Argentina. On the same day, Televisora purchased the remaining majority interest in the equity of TV Nieve for approximately $1.15 million less the outstanding balance of the TV Nieve liabilities. Accordingly, Televisora now owns or effectively controls all of the outstanding equity of TV Nieve and the Company holds a 96 percent Joint Venture interest in Televisora.

     The aggregate purchase price for TV Nieve was approximately $1.3 million including the price paid for the TV Nieve Option. The Company advanced to Televisora the funds necessary to consummate the acquisition of TV Nieve.
In addition to the purchase price, Televisora incurred approximately $50,000 of closing costs relating primarily to the payment of legal and accounting fees.

     Transcable acquired substantially all of the assets of Canal 4 Rawson Video Cable ("Canal 4 Rawson") for approximately $500,000 on May 31, 1996.
Canal 4 Rawson provides cable television service to the city of Rawson in the Chubut Province, Argentina. The Company currently provides cable television services to the tri-city area of Trelew, Rawson and Puerto Madryn.
In addition to the purchase price, Transcable incurred approximately $15,000 of closing costs in connection with this transaction.

     Effective August 30, 1996, the Company closed its purchase of substantially all of the assets of TV SIS S.R.L. ("TV SIS"), for approximately $1.45 million. The Company has paid approximately $725,000 of the aggregate purchase price, and the balance will be paid upon the fulfillment of certain conditions of the purchase agreement, and incurred approximately $ 50,000 of closing costs in connection with this transaction

     On December 23, 1996, Transcable acquired substantially all of the assets of Comodoro, a company that provides cable television service to approximately 5,500 subscribers in the Argentine city of Comodoro Rivadavia, which is located in the Chubut Province. The purchase price was approximately $3.5 million, subject to certain adjustments. In addition to the purchase price, the Company anticipates that it will incur approximately $50,000 of closing costs.

     The acquisitions of TV Nieve and the assets of Canal 4 Rawson, TV SIS and Comodoro were accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, which resulted in franchise costs of approximately $4.5 million that will be amortized over 20 years. The allocation of the purchase price below is, in certain instances, based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained. In the opinion of the Company's management, the asset and liability valuations for the purchases discussed above should not be materially different than the allocations shown below. A summary of the purchase price allocation is as follows:

          Accounts receivable and other assets          $  145,000
          Property and equipment                         2,480,000
          Franchise costs                                4,471,000
          Accounts payable and other liabilities          (206,000)
          Long-term debt                                  (933,000)
                                                        ----------
                                                        $5,957,000
                                                        ==========

     On December 27, 1996, the Company entered into a contract to acquire the stock of Cable Viedma S.R.L. ("Cable Viedma"), a company that provides cable television service to approximately 6,000 subscribers in the Argentine cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province. The purchase price is approximately $4.0 million, subject to certain adjustments. In accordance with the terms of the contract, the Company has made a downpayment of $100,000. The Company anticipates closing this transaction prior to March 31, 1997 and anticipates that it will incur approximately $175,000 of closing costs in addition to the purchase price.

NOTE 3 - EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
----------------------------------------------------------------

     Earnings (loss) per common and common equivalent share attributable to common shareholders was computed by dividing net earnings attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (12,853,853 and 11,947,433 for the three months ended December 31, 1996 and 1995, respectively and 12,753,351 and 11,387,197 for the nine months ended December 31, 1996 and 1995, respectively). For both the three and nine month periods common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would be antidilutive. Fully diluted earnings per share amounts are not presented for the periods ended December 31, 1996 and 1995, because they are antidilutive.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

     On February 7, 1997, the Company issued 13% Senior Notes ("Notes") in the aggregate amount of $5,400,000. Interest is payable in arrears semi-annually beginning on August 7, 1997 and is calculated based on a 360-day year. The Notes are not subject to prepayment (except at the holder's option in the event the Company issues securities or debt sufficient to retire the Notes) and are due and payable in full on February 7, 1998. In connection with the issuance of the Notes the Company granted warrants to purchase 189,000 shares of common stock of the Company at an exercise price of $4.00 per share. The warrants are exercisable at any time and expire on February 7, 2002. In conjunction with the issuance of the Notes, the Company incurred approximately $50,000 of costs and issued as a financial advisory fee 20,250 shares of its common stock and warrants to purchase 81,000 shares of common stock of the Company at an exercise price of $4.00 per share.

     On February 11, 1997, the Company acquired the stock of Televiedma S.R.L. ("Televiedma"), a company that provides cable television service to approximately 3,800 subscribers in the Argentine cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province. The purchase price was approximately $2.3 million, subject to certain adjustments. The Company anticipates that it will incur approximately $75,000 of closing costs in addition to the purchase price. The Company plans to merge the operations of Televiedma and Cable Viedma as both companies operate in the same market.

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

RESULTS OF OPERATIONS.
----------------------

     For the three and nine month periods ended December 31, 1996 and 1995, the operations of the Argentine Cable Companies and Argentine Joint Venture Companies (collectively referred to as the "Latin American Operations") were included in the Company's consolidated statement of operations. The Latin American Operations for all periods include cable TV systems operating in five markets. SIR TV was acquired in December 1995; therefore the three and nine month periods ended December 31, 1995 include only one month of its operations. TV Nieve, which operated in the same market as Televisora, was acquired in April, 1996; therefore the three and nine month periods ended December 31, 1995 do not include its operations. Comodoro was acquired on December 23, 1996; therefore the results of operations do not include the cable television system in Comodoro Rivadavia.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

     Revenue.  In the fiscal quarter ended December 31, 1996, the Company
     -------
reported revenues of $5.48 million. During the same period of the prior year, the Company reported revenues of $4.32 million. The increase in the amount of $1.16 million was primarily a result of revenues from the acquired companies:
SIR TV and TV Nieve in the amounts of $727,000 and $165,000, respectively.
Also the acquisition of the assets of two competing cable TV systems in Rawson (May, 1996) and in Reconquista and Avellaneda (August, 1996) contributed approximately $360,000 to the increase. Basic cable TV revenues from the companies in operation for all three months of both periods declined by approximately $311,000. The decrease was due to a decline in the number of basic subscribers, which was partially offset by a rate increase implemented in Reconquista and Avellaneda coinciding with the acquisition in August, 1996 of the competing cable TV system in that market. The rate increase
(together with cost reductions noted below) has enabled the Company to improve its operating margin when compared to the same period of the prior year. Revenues from a premium service launched in August 1995, offering in all systems exclusive soccer coverage, increased by approximately $107,000 over the same period the prior year.

     Operating Costs.  In the fiscal quarter ended December 31, 1996, the
     ---------------
Company incurred $3.78 million of expenses in connection with the operation of the Argentine Cable Companies, while for the same period of the prior year the Company incurred $3.14 million of operating costs. Approximately $700,000 of increased costs can be attributed to the operations of SIR TV which included only one month of operations in the three month period ended in 1995. Programming, copyright fees, franchise taxes and other expense directly related to revenue increased by approximately $158,000 due the increased revenue in the current quarter. However, personnel costs, program guides, bad debts and other expenses were reduced by a total of approximately $221,000 when compared to the same period of the prior year. The acquisition and subsequent consolidation of competing Cable TV systems in Ushuaia, Rawson and Reconquista/Avellaneda have enabled the Company to reduce cost and increase operating margins.

     General and Administrative Expenses.  In the fiscal quarter ended December
     ------------------------------------
31, 1996, general and administrative expenses increased to approximately $875,000 from approximately $810,000 for the prior year period. Expenses of the Argentine Joint Venture Companies for the quarter remained at approximately the same level when compared to the prior year. Whereas, expenditures at the Company's corporate offices increased by approximately $62,000, primarily in connection with the investigation of possible strategic and financing opportunities.

     Depreciation and Amortization.  In the fiscal quarter ended December 31,
     -----------------------------
1996, depreciation and amortization increased to $1.25 million from approximately $900,000 for the prior year period due primarily to (i) the amortization of franchise costs of the new acquisitions of SIR TV, BTC and TV Nieve, and (ii) the depreciation of capital expenditures in existing cable TV systems and the additional cable TV plant of the acquired companies.

     Other Income (Expense). In the fiscal quarter ended December 31, 1996,
     ----------------------
other income decreased by approximately $144,000 compared to the same period of the prior fiscal year due to a decline in interest income, a decline in other income and a decline in interest expense. Interest income declined by approximately $87,000 due to a reduction in the amount of interest-bearing assets held, primarily as a result of the Company's acquisition activities. During the quarter ended December 31, 1995, the Company received approximately $93,000 from its health insurance carrier. The health insurance carrier converted from a mutual life insurance company to a stockholder owned company. In connection with this restructuring, the Company was awarded shares of freely tradable stock , which were sold in the open market during the quarter ended December 31, 1995. The Company did not receive any similar consideration during the quarter ended December 31, 1996, which is the primary reason that other income has decreased approximately $105,000. The decrease in interest and other income was offset by an approximate $48,000 decrease in interest expense. The decrease in interest expense was a result of a reduction in the amount of interest-bearing liabilities resulting from the debt incurred in connection with the acquisition of certain of the Argentine Cable Companies being paid off or substantially reduced during fiscal 1997.

     Income taxes.  For the quarter ended December 31, 1996, the Company
     -------------
recorded income tax expense of approximately $119,000 compared to an income tax benefit of $116,000 for the quarter ended December 31, 1995. Although the Company has a net loss for the quarter ended December 31, 1996, it has income tax expense due to income earned from certain of its foreign subsidiaries. Under the income tax regulations of Argentina, losses of one subsidiary may not offset income from another subsidiary in a consolidated return.

NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

     Revenue.  For the nine months ended December 31, 1996, the Company reported
     -------
revenues of $16.41 million. During the same period of the prior year, the Company reported revenues of $10.91 million. The increase in the amount of $5.50 million was primarily a result of revenues from the acquired companies:
SIR TV, BTC and TV Nieve in the amounts of approximately $3.11 million, $1.12 million and $515,000, respectively. Also the acquisition of the assets of two competing cable TV systems in Rawson (May, 1996) and in Reconquista and Avellaneda (August, 1996) contributed approximately $620,000 to the increase. Basic cable TV revenues from the companies in operation for all nine months of both periods declined by approximately $460,000. The decrease was due to a decline in the number of basic subscribers. However, in August 1996, the Company, in connection with the acquisition of the competing cable TV system in the Reconquista/Avellaneda market, implemented a rate increase which provided an increase of approximately $110,000 in revenues for the current period. Revenues from a premium service launched in August 1995, offering in all systems exclusive soccer coverage, increased by approximately $485,000 over the same period of the prior year, which more than offset the decline in basic service subscriptions

     Operating Costs.  In the nine months ended December 31, 1996, the Company
     ---------------
incurred $11.62 million of expenses in connection with the operation of the Argentine Cable Companies, while for the same period of the prior year the Company incurred $7.74 million of operating costs. Of the $3.88 million increase, approximately $2.69 million of costs can be attributed to the operations of SIR TV which was acquired in December, 1995. Also, approximately $870,000 of the increase can be attributed to the first quarter operating expenses of BTC which was acquired in July 1995 and is not comparable until the second and third quarters. Programming, copyright fees, franchise taxes and other expense directly related to revenue increased by approximately $270,000 due the increased revenue in the current period. Other operating expenses were maintained during the current nine month period at approximately the same level as the same period of the prior year.

     General and Administrative Expenses. In the nine months ended December 31,
     -----------------------------------
1996, general and administrative expenses increased to approximately $2.81 million from approximately $2.12 million for the prior year period. Expenses of the Argentine Joint Venture Companies increased by approximately $430,000 as a result of expanded operations and acquisition activity in Argentina. Whereas, expenses increased by approximately $253,000 at the Company's corporate offices, primarily relating to expenditures incurred in connection with the investigation of possible strategic and financing opportunities.

     Depreciation and Amortization.  In the nine months ended December 31, 1996
     -----------------------------
depreciation and amortization increased to $3.62 million from approximately $1.98 million for the prior year period due primarily to (i) the amortization of franchise costs of the new acquisitions of SIR TV, BTC and TV Nieve. (ii) the depreciation of capital expenditures in existing cable TV systems and the additional cable TV plant of the acquired companies.

     Other Income (Expense). In the nine months ended December 31, 1996, other
     ----------------------
income decreased from approximately $130,000 for the prior year period to approximately $37,000. This decrease was due to a decrease in interest income, other income and interest expense. Interest income declined by approximately $68,000 due to a reduction in the amount of interest-bearing assets held, primarily as a result of the Company's acquisition activities. Other income decreased by approximately $173,000 due to two transactions that occurred during the period ended December 31, 1995, that were not duplicated in the period ended December 31, 1996. First, the Company received approximately $80,000 from the reduction in the liabilities of certain of the Argentine Cable Companies achieved by the payment of such liability with government securities purchased at a discount to face value, but honored for payment purposes at face value; and second, the Company received approximately $93,000 from its health insurance carrier. The health insurance carrier converted from a mutual life insurance company to a stockholder owned company. In connection with this restructuring, the Company was awarded shares of freely tradable stock, which were sold in the open market during the quarter ended December 31, 1995. The decrease in interest and other income was offset by an approximate $148,000 decrease in interest expense. The decrease in interest expense was a result of a reduction in the amount of interest-bearing liabilities resulting from the debt incurred in connection with the acquisition of certain of the Argentine Cable Companies being paid off or substantially reduced during fiscal 1997.

     Income taxes.  For the nine months ended December 31, 1996, the Company
     -------------
recorded income tax expense of approximately $361,000 compared to approximately $27,000 for the nine months ended December 31, 1995. Although the Company had a net loss for the periods ended December 31, 1996 and 1995, it had income tax expense due to income earned from certain of its foreign subsidiaries. Under the income tax regulations of Argentina, losses of one subsidiary may not offset income from another subsidiary in a consolidated return.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31 and March 31, 1996, the balance sheets of the Argentine Cable Companies and the Argentine Joint Venture Companies were consolidated in the Company's balance sheet and the Company held $1.2 million and $8.5 million of cash and cash equivalents, respectively. The $7.3 million decrease related primarily to the acquisition of TV Nieve and the assets of Canal 4
Rawson, TV SIS and Comodoro (approximately $6.0 million in the aggregate) and the $2.1 million of property additions during the nine month period. The cash and cash equivalents are generally not subject to or impacted by changes in conditions or trends in any single industry. However, they may be subject to significant changes in overall economic conditions, and the funds held in accounts outside of the United States (approximately $776,000 at December 31,
1996) may be subject to diminution in value caused by foreign currency devaluation or governmental action.

     At December 31, and March 31, 1996 working capital balances totaled approximately negative $1.8 million and $6.1 million, respectively. The ratio of current assets to current liabilities was approximately .7 times and 2.0 times, respectively. The ratio of long-term debt to total assets was approximately 2.7% and 1.0%, at December 31, and March 31, 1996, respectively. The decrease in working capital balances was primarily a result of the decrease in cash and cash equivalents resulting from the acquisition activity and the payment of dividends on the Series 1995 and Series 1990 preferred stock.

     In the first nine months of fiscal 1997, the Company used approximately $7.3 million of cash and cash equivalents. During this period approximately $1.5 million was provided by operating activities, $8.0 million was used in investing activities and approximately $736,000 was used in financing activities.

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

     On April 1, 1996, the Company agreed to transfer to Televisora an option (the "TV Nieve Option") to purchase for approximately $174,000 a minority interest in the equity of TV Nieve, a company which provides MMDS television service in the city of Ushuaia, Argentina. On the same day, Televisora purchased the remaining majority interest in the equity of TV Nieve for approximately $1.15 million less the outstanding balance of the TV Nieve liabilities. Accordingly, Televisora now owns or effectively controls all of the outstanding equity of TV Nieve and the Company holds a 96 percent Joint Venture interest in Televisora.

     The aggregate purchase price for TV Nieve was approximately $1.3 million including the price paid for the TV Nieve Option. The Company advanced to Televisora the additional funds necessary to consummate the acquisition of TV Nieve. In addition to the purchase price, Televisora incurred approximately $50,000 of closing costs relating primarily to the payment of legal and accounting fees.

     Transcable acquired substantially all of the assets of Canal 4 Rawson for approximately $500,000 on May 31, 1996. Canal 4 Rawson provides cable television service to the city of Rawson in the Chubut Province in Argentina. The Company currently provides cable television services to the tri-city area of Trelew, Rawson and Puerto Madryn. In addition to the purchase price, Transcable incurred approximately $15,000 of closing costs in connection with this transaction.

     Effective on August 30, 1996, the Company closed its purchase of substantially all of the assets of TV SIS for approximately $1.45 million. The Company has paid approximately $725,000 of the aggregate purchase price, and the balance will be paid upon the fulfillment of certain conditions of the purchase agreement.

     On December 23, 1996, Transcable acquired substantially all of the assets of Comodoro, a company that provides cable television service to approximately 5,500 subscribers in the Argentine city of Comodoro Rivadavia, which is located in the Chubut Province. The purchase price was approximately $3.5 million, subject to certain adjustments. In addition to the purchase price, the Company anticipates that it will incur approximately $50,000 of closing costs.

     On December 27, 1996, the Company entered into a contract to acquire the stock of Cable Viedma, a company that provides cable television service to approximately 6,000 subscribers in the Argentine cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province. The purchase price is approximately $4.0 million, subject to certain adjustments. In accordance with the terms of the contract, the Company has made a downpayment of $100,000. The Company anticipates closing this transaction prior to March 31, 1997 and anticipates that it will incur approximately $175,000 of closing costs in addition to the purchase price.

     On February 11, 1997, the Company acquired the stock of Televiedma, a company that provides cable television service to approximately 3,800 subscribers in the Argentine cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province. The purchase price was approximately $2.3 million, subject to certain adjustments. The Company anticipates that it will incur approximately $75,000 of closing costs in addition to the purchase price. The Company plans to merge the operations of Televiedma and Cable Viedma as both companies operate in the same market.

     On February 7, 1997, the Company issued 13% Senior Notes ("Notes") in the aggregate amount of $5,400,000. Interest is payable in arrears semi-annually beginning on August 7, 1997 and is calculated based on a 360-day year. The Notes are not subject to prepayment (except at the holder's option in the event the Company issues securities or debt sufficient to retire the Notes) and are due and payable in full on February 7, 1998. In connection with the issuance of the Notes the Company granted warrants to purchase 189,000 shares of common stock of the Company at an exercise price of $4.00 per share. The warrants are exercisable at any time and expire on February 7, 2002. In conjunction with the issuance of the Notes, the Company incurred approximately $50,000 of costs and issued as a financial advisory fee 20,250 shares of its common stock and warrants to purchase 81,000 shares of common stock of the Company at an exercise price of $4.00 per share.

     The Company's Series 1995 Convertible Preferred Stock provides for cumulative, annual dividends in the amount of $8.00 per share payable on a quarterly basis. The Company's Series 1990 Convertible Preferred Stock provides for cumulative, annual dividends in the amount of $.50 per share payable on a quarterly basis. For the nine months ended December 31, 1996, this resulted in approximately $983,000 of cash outflow compared to approximately $260,000 for the comparable period in the prior year, principally as a result of the issuance of the Series 1995 Convertible Preferred Stock in December 1995. The Company has not paid dividends on its Common Stock, and it has no plans to make any such payments in the future.

     Working capital requirements vary with business conditions and the nature of the business being conducted. Management minimizes working capital requirements to the extent practicable. In the opinion of management, the Company possesses adequate cash flow from operations and working capital to meet the on-going operating requirements of the existing Latin American Operations through the current fiscal year ending on March 31, 1997. Management anticipates that additional financing will be required to expand the Company via acquisition.

     The Company continues to be actively involved in the acquisition and development of cable television and communications properties in Latin America, and it incurs expenses in identifying and pursuing opportunities before any acquisition decision is made. The Company is presently pursuing additional debt and equity financing to fund its participation in future projects. The Company is unable to predict with any degree of certainty the cost of its future projects or the amount of funds which will be available to fund those projects. Therefore, the Company is unable to determine with any degree of certainty its future funding requirements in connection with any potential acquisition.

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

FOREIGN INVESTMENT RISK

     The Argentine Cable Companies and the Argentine Joint Venture Companies are directly affected by Argentina's government, economic and fiscal policy and other political factors. The Company believes that its financial condition and its results of operations have not been adversely affected by these factors to date. However, the Company cannot predict with any degree of certainty the likelihood that these elements will remain stable. Policy changes imposed by the Argentine government in any of these areas could have a material adverse effect on the Company.

     With the assistance of the Joint Venture Partners and legal counsel, management is currently seeking licensure of the Company or its subsidiaries to own and operate cable television systems in Argentina. To date and to the best knowledge of the management of the Company, COMFER has formally approved or licensed two U. S. companies; however, the Company has no assurance that COMFER will approve its licensure. A decision by COMFER to deny the licensure of the Company or its affiliated entities could have a material adverse impact on the operations and value of the Company.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit
     No.                Description
     ---                -----------

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



Austin, Texas
February 12, 1997