Form 10KSB40
period 1997-03-31
TESCORP INC
filed 1997-06-26
CIK 865457

                     SECURITIES AND EXCHANGE COMMISSION




                           Washington, D.C.  20549
                         ---------------------------

                                 FORM 10-KSB


(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997
                                       OR
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                           Commission File No. 0-18663
                        ---------------------------------

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

                            --------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             YES  X    OR  NO
                                 ---          ---
    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for the fiscal year ended March 31, 1997:  $22,580,466

    At June 10, 1997 the aggregate market value of Common Stock, $0.02 par value of the Registrant held by non- affiliates was $37,236,189.

    At June 10, 1997, the aggregate market value of Series 1990 Convertible Preferred Stock, $1.00 par value, held by non-affiliates was $3,156,627.

    At June 10, 1997, the aggregate market value of Series 1995 Convertible Preferred Stock, $1.00 par value, held by non-affiliates, based upon the market value of Common Stock into which the Series 1995 Convertible Preferred Stock was convertible, was $10,976,000.

    At June 10, 1997, the registrant had 13,178,007 outstanding shares of Common Stock, $0.02 par value.

ITEM 1.  DESCRIPTION OF BUSINESS

The Company

         General. Tescorp, Inc. (referred to herein collectively with its subsidiaries as "Tescorp" or the "Company"), is a Texas corporation that was organized in 1980. The Company is engaged in the business of acquiring and developing cable television systems and communications properties in Latin America. During the fiscal years ended March 31, 1997 and 1996, the Company continued to concentrate its operations in Argentina. The Company presently provides cable television service to eleven Argentine cities in six provinces.

         Effective as of April 1994, the Company entered into a contractual Joint Venture (the "Joint Venture") to acquire cable television and communications properties in Latin America. The Company utilized the Joint Venture structure to comply with Argentine regulatory policies in effect prior to March 31, 1995 (see "Regulation" below). The Company organized two new subsidiaries to facilitate the Company's participation in the Joint Venture:
Austral Communications Corp. ("Austral"), a Delaware corporation which is a wholly owned subsidiary of the Company, and Comunicaciones Austral S.A. ("CASA"), an Argentine Sociedad Anonima which is a 97 percent owned subsidiary of Austral. Additionally, the Company and its Argentine partners in the Joint Venture (the "Joint Venture Partners") organized two new Argentine Sociedades Anonimas both of which are 97 percent owned by Austral: Cabledifusion S.A. ("Cabledifusion") and SMR S.A. ("SMR"). Hereinafter, Cabledifusion, SMR and CASA are collectively referred to as the Argentine Joint Venture Companies. The Joint Venture Partners hold the remaining 3% ownership of the Argentine Joint Venture Companies.

         The Joint Venture is managed by CASA as Managing Venturer. Cabledifusion is responsible for the management of the cable television systems in Argentina. SMR, which was originally organized to pursue licenses to own and operate businesses deploying Enhanced Specialized Mobile Radio and/or related technologies in Argentina, and CASA hold direct ownership interests in certain Argentine cable companies.

         During the time period from April 1, 1994 through March 31, 1996, the Joint Venture Partners acquired pursuant to the Joint Venture the following Argentine companies which own and operate cable television systems in
Argentina: Televisora Austral S.A. ("Televisora Austral"), CableMax S.A. ("CableMax") which was formerly known as Canal 2 TV Austral S.A., ARTV S.A. ("ARTV") which was formerly known as Reconquista Televisora Color S.A., Avellaneda Video Cable S.A. ("AVC") which was merged into ARTV in December 1996, Cable Vision Gallegos S.A. ("CVG"), BTC S.A. ("BTC") which was formerly known as Teveca S.R.L., CablePlus Bariloche S.A. ("CablePlus"), and SIR TV S.R.L. ("SIR TV").

         In fiscal 1997, Televisora Austral acquired all of the outstanding equity of TV Nieve, S.A. ("TV Nieve"), a company which provides MMDS television service in the city of Ushuaia, Tierra del Fuego Province. Additionally, the Company and the Joint Venture Partners formed Transcable, S.A. ("Transcable") to own and operate cable television systems in Argentina. Transcable is effectively 97 percent owned by the Company. During fiscal 1997: Transcable acquired substantially all of the assets of a cable television system in Rawson, Chubut Province and certain cable television assets of Comodoro Rivadavia Sociedad Comercial Colectiva de Television y Radiofusion ("Comodoro") which operated a cable television system located in Comodoro Rivadavia, Chubut Province; ARTV acquired substantially all of the assets of TV SIS, S.R.L. ("TV SIS") which operated a competing cable television system in Reconquista and Avellaneda, Santa Fe Province; CASA acquired all of the equity interests in Cable Viedma S.R.L. ("Cable Viedma") and Televiedma, S.R.L. ("Televiedma") which operate cable television systems in Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province; and BTC acquired Vision Codificada S.A. ("Vision") a company which operates a UHF wireless system in San Carlos de Bariloche, Rio Negro Province (the same city in which BTC provides cable television service).

         Hereinafter, the companies operating cable television systems in the locations listed below are referred to as the Argentine Cable Companies.

         Name of Company                   Location (City - Province)
         ---------------                   --------------------------
         Televisora Austral/TV Nieve       Ushuaia - Tierra del Fuego

         CableMax/CVG                      Rio Gallegos - Santa Cruz

         ARTV                              Reconquista - Santa Fe
                                           Avellaneda - Santa Fe

         BTC/CablePlus/Vision              San Carlos de Bariloche - Rio Negro

         SIR TV                            Trelew, Rawson and Puerto Madryn - Chubut

         Transcable                        Rawson - Chubut
                                           Comodoro Rivadavia - Chubut

         Cable Viedma/Televiedma           Carmen de Patagones - Buenos Aires
                                           Viedma - Rio Negro

         Acquisitions of cable television properties prior to December 31, 1995 were funded by the Company through loans (the "Partner Loans") to the Joint Venture Partners. Historically, the ownership of Cabledifusion, SMR and the Argentine Cable Companies was held subject to the Joint Venture by the Joint Venture Partners or nominees of the Company. After December 31, 1995, acquisitions of cable television properties were funded by the Company through loans to the Argentine Joint Venture Companies or the Argentine Cable Companies. Amounts advanced under these loans and the Partner Loans bear interest at the rate of 12% per annum. In addition to acquisitions, these funds provided for the payment of the debts of and capital improvements to the operations of the Argentine Cable Companies and provided financing for the formation and initial costs of the Argentine Joint Venture Companies. During the three year period ended March 31, 1997, the Company had advanced to the Joint Venture Partners, the Argentine Joint Venture Companies and the Argentine Cable Companies an aggregate of approximately $38.9 million and earned the right to a preferred return equal to the accrued interest in the amount of approximately $6.8 million (together, the "Priority Amount").

         Upon commencement of the Joint Venture, the Company held through Austral a 90 percent Joint Venture interest in the Argentine Cable Companies, Cabledifusion and SMR. The Company granted to two domestic partners an aggregate 6.6 percent profits interest in its portion of the Joint Venture after the Company has received distributions equal to the Priority Amount. Thus, the Company initially held an indirect 84 percent interest in the economic benefits of the Argentine Cable Companies and Argentine Joint Venture Companies which were obligated to repay the Partner Loans plus accrued interest. The effect of this arrangement was to provide the Company with an opportunity to recoup all funds invested through the repayment of the principal of the loans, a return equal to the interest accrued and paid on the loans and 84 percent of all remaining economic benefits associated with the Argentine Cable Companies and Argentine Joint Venture Companies.

         In fiscal 1996, the Company increased to 97 percent its Joint Venture interest in the Argentine Cable Companies, Cabledifusion and SMR and modified the terms of the profits interest agreements to provide only one domestic partner with an approximate 1% participation in the Joint Venture after distributions to the Company equal to the Priority Amount. To effect these changes in ownership, the Company issued 534,616 shares of newly issued Common Stock and 3 percent of the stock of CASA. Following the recovery of its investment plus a 12% return, the Company will have a 96 percent interest in all remaining economic benefits associated with the Argentine Joint Venture Companies and the Joint Venture's interest in the Argentine Cable Companies.

         Management believes that the Company is now legally permitted to hold direct interests in the Argentine Cable Companies and Argentine Joint Venture Companies as a result of two developments: first, the October 1994 ratification of the Bi-Lateral Trade Agreement between the United States and the Republic of Argentina (the "Trade Treaty"); and second, the March 1995 promulgation by the Argentine government of regulations pertaining to the ownership of cable television properties (see "Regulation" below).

         In response to changes in regulatory conditions, the Company has undertaken a reorganization of its interests in the Argentine Joint Venture Companies and Argentine Cable Companies. Pursuant to this reorganization, Austral acquired a direct ownership interest in the Argentine Joint Venture Companies, and CASA and SMR have acquired or are in the process of acquiring direct record ownership of substantially all of the ownership interests in the Argentine Cable Companies held by the Joint Venture Partners. The Joint
Venture will continue to hold the equitable, or economic interests in the Argentine Cable Companies acquired prior to December 31, 1995. Effective December 31, 1995, in connection with this reorganization, Austral contributed the Partner Loans to CASA and SMR, which canceled the loans in consideration of the transfer of record ownership in the Argentine Cable Companies. CASA and SMR issued aportes irrevocable, or rights to subscribe for preferred stock, to Austral in an amount equal to the outstanding balance of the Partner Loans with accrued interest as of December 31, 1995. The Joint Venture Agreement was amended concurrently with these transactions to provide that, notwithstanding the cancellation of the Partner Loans, Austral will be entitled to receive all cash proceeds generated by the Argentine Cable Companies until it has recouped an amount equal to the canceled Partner Loans plus a 12% return from redemptions by CASA and SMR of the aportes irrevocable or redemptions of the preferred stock issued upon exercise of aportes irrevocable, dividends on any preferred stock issued, and Joint Venture distributions. The Company also entered into a Shareholders Agreement with the Joint Venture Partners providing for a similar economic arrangement in respect of cable investments entered into outside of the Joint Venture structure.

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


         The Company has three wholly owned subsidiaries (in addition to Austral) that had limited operations during fiscal 1997: Metserco Holdings, Inc. ("Metserco Holdings") which is the sole stockholder of Metserco Corporation ("Metserco") and Austral Communications Management Services, Inc. ("ACMS"). Metserco Holdings, a Delaware corporation (formerly Clif Mock Company) and Metserco Corporation, a Delaware corporation, were engaged in the business of selling oil field equipment, but since July 1993 they have been inactive and conduct no material operations. ACMS, a Delaware corporation, was incorporated during fiscal 1997, and has been inactive since its inception.

         The overall operations of the Company are supervised by a corporate office ("Tescorp Corporate") located in Austin, Texas. Tescorp Corporate is responsible for preparing and implementing strategic plans, making investment and capital allocation decisions, managing shareholder relations, coordinating financial reporting activities, and managing the general business affairs of the Company. The organizational chart for the Company, excluding the Argentine Cable Companies which are held subject to the Joint Venture or directly by the Argentine Joint Venture Companies, may be described as follows:

         (1)     parent corporation:  Tescorp, Inc.;

         (2) immediate subsidiaries of parent corporation: (i) Metserco Holdings, Inc. f/k/a Clif Mock Company, (ii) Austral Communications Corp, (iii) Austral Communications Management Services, Inc.

         (3) indirect subsidiaries of parent corporation: (i) Metserco Corporation (direct subsidiary of Metserco Holdings, Inc.),
                 (ii) Comunicaciones Austral, S.A. (97.0 percent owned by Austral), (iii) Cabledifusion S.A. (97.0 percent owned by Austral), (iv) SMR, S.A. (97.0 percent owned by Austral).

         History. The Company was formed in 1980 to acquire small, growing businesses in the oil service industry. The Company was successful in consummating acquisitions; however, by 1983, worldwide oil and gas exploration activities had declined significantly. As a consequence, the Company began to incur significant operating losses, and acquisition activities were curtailed. In mid-1983, the Company retained new corporate managers with significant industry experience, and efforts were commenced to restructure the Company operationally and financially. The operational restructuring of the Company entailed a streamlining and consolidation of the Company's business activities. This was accomplished through a series of divestitures, asset sales, and internal mergers.

         American Century Corporation Asset Acquisition. On July 11, 1990, the Company acquired substantially all of the assets, consisting primarily of cash and mortgage receivables (the "ACC Assets"), of American Century Corporation ("ACC"), a publicly held Delaware corporation. The Company consummated the asset acquisition by issuing to the creditors and shareholders of ACC shares of Series 1990 Convertible Preferred Stock, shares of Common Stock, and warrants to purchase shares of Common Stock. Additionally, the Company issued to a former executive of ACC and his partner options to purchase shares of Common Stock as compensation for services rendered in connection with the transaction. Concurrent with its issuance of the securities, the Company filed a Form 10 with the Securities and Exchange Commission and obtained the approvals necessary for its stock to be publicly traded. Thus, immediately after the Company's acquisition of the ACC Assets, the Company's securities began trading publicly on the National Association of Securities Dealers Automated Quotation System.

         The Company used the ACC Assets to consummate acquisitions, pay preferred dividends, and meet general corporate obligations. The Company did not experience any material change in the operation of any portion or segment of its business as a result of its acquisition of the ACC Assets.

         Sale of Metserco Holdings. Effective July 8, 1993, substantially all of the assets of Metserco Holdings and certain assets of its wholly owned Metserco subsidiary were sold to a wholly owned subsidiary of Wheatley*TXT. The consideration paid for such assets of Metserco Holdings and its subsidiary was $5.0 million in cash and a promissory note (the "Wheatley*TXT Note") executed by Wheatley*TXT payable to Metserco Holdings in the principal amount of $1.0 million.

         The $1.0 million balance of the Wheatley*TXT Note was convertible into Common Stock of Wheatley*TXT at a conversion price of $13.11 per share of Wheatley*TXT Common Stock, which was equal to 125 percent of the average closing price of the Wheatley*TXT Common Stock as reported on NASDAQ for the fifteen trading days immediately preceding the closing. Wheatley*TXT was sold to Dresser Industries ("Dresser"), a New York Stock Exchange traded company, which resulted in the Wheatley*TXT Note being converted into Dresser Common Stock instead of Wheatley*TXT Common Stock. The Company sold the Dresser Common Stock in August 1994 and realized net proceeds from the sale of approximately $1.1 million.

         Sale of Tescorp Seismic. Effective February 9, 1994, the Company sold substantially all of the assets of Tescorp Seismic Products Company ("Tescorp Seismic") and the stock of Reed Products, Inc. ("Reed") to a wholly owned subsidiary of Input/Output, Inc. ("I/O"). The consideration paid for such assets of Tescorp Seismic and the stock of Reed was $4.4 million in cash and a promissory note executed by I/O payable to the Company in the principal amount of $2.0 million which was paid in full on June 1, 1994.

Argentine Joint Venture Companies

         The Company organized CASA to facilitate the Company's participation in the Joint Venture. The Company and the Joint Venture Partners formed Cabledifusion and SMR to facilitate the activities of the Joint Venture in Argentina. CASA holds a direct ownership interest in certain of the Argentine Cable Companies. Additionally, it conducts other business development activities.

         Cabledifusion was formed for the purpose of providing management services to the Argentine Cable Companies. Cabledifusion is presently under contract to manage the Argentine Cable Companies. Additionally, it conducts other business development activities.

         SMR, which was originally organized to pursue licenses to own and operate businesses deploying Enhanced Specialized Mobile Radio and/or related technologies in Argentina, holds a direct ownership interest in certain of the Argentine Cable Companies.

Argentine Cable Companies

         The principal assets of the Company are its interests in the Argentine Cable Companies, a description of each follows below.

==========================================================================================================
                                                                        TOTAL PURCHASE        ESTIMATED
NAME OF COMPANY                 LOCATION OF OPERATIONS                      PRICE*           SUBSCRIBERS
                                                                                               3/31/97
----------------------------------------------------------------------------------------------------------
Televisora Austral         Ushuaia, Tierra del Fuego                         $1,500,000         5,400
----------------------------------------------------------------------------------------------------------
TV Nieve                   Ushuaia, Tierra del Fuego                         $1,350,000     Included with
                                                                                             Televisora
----------------------------------------------------------------------------------------------------------
CableMax                   Rio Gallegos, Santa Cruz                          $4,900,000        13,300
----------------------------------------------------------------------------------------------------------
CVG                        Rio Gallegos, Santa Cruz                          $1,850,000     Included with
                                                                                              CableMax
----------------------------------------------------------------------------------------------------------
ARTV                       Reconquista, Santa Fe                             $4,587,000        11,300
----------------------------------------------------------------------------------------------------------
ARTV                       Avellaneda, Santa Fe                              $1,320,000     Included with
(AVC acquisition)                                                                               ARTV
----------------------------------------------------------------------------------------------------------
ARTV                       Reconquista, Santa Fe                             $1,450,000     Included with
(TV SIS acquisition)       Avellaneda, Santa Fe                                                 ARTV
----------------------------------------------------------------------------------------------------------
BTC and CablePlus          San Carlos de Bariloche, Rio Negro                $6,480,000         9,200
----------------------------------------------------------------------------------------------------------
Vision.                    San Carlos de Bariloche, Rio Negro                $1,200,000         1,800
----------------------------------------------------------------------------------------------------------
SIR TV                     Trelew, Rawson & Puerto Madryn, Chubut            $6,500,000        13,300
----------------------------------------------------------------------------------------------------------
Transcable                 Rawson, Chubut                                      $500,000     Included with
                                                                                               SIR TV
----------------------------------------------------------------------------------------------------------
Transcable                 Comodoro Rivadavia, Chubut                        $3,500,000         5,000
----------------------------------------------------------------------------------------------------------
Cable Viedma               Viedma, Rio Negro                                 $4,000,000         9,500
                           Carmen de Patagones, Buenos Aires
----------------------------------------------------------------------------------------------------------
Televiedma                 Viedma, Rio Negro                                 $2,300,000     Included with
                           Carmen de Patagones, Buenos Aries                                Cable Viedma
==========================================================================================================

----------------

         * For the purposes of this table, the calculation of total purchase price includes the total amount of funds paid to the sellers at closing, and the estimated amount of seller notes or deferred payments which will be owed to the sellers in the future in connection with the acquisition. The estimated amount of funds contributed or to be contributed to the acquired companies on or about the date of closing for the purpose of paying closing costs was approximately $750,000 in the aggregate.

         Televisora Austral/TV Nieve. On April 7, 1994, the Joint Venture Partners acquired the outstanding equity of Televisora Austral for approximately $1.5 million subject to the Joint Venture Agreement. Televisora Austral operates the cable television system serving Ushuaia, the capital of the Province of Tierra del Fuego.

         During fiscal 1997, Televisora Austral acquired 100 percent of the ownership of TV Nieve for approximately $1.3 million. TV Nieve operated a local Microwave Multi Point Distribution System (a service similar to cable television hereinafter referred to as "MMDS") and competed against Televisora Austral in Ushuaia.

         At March 31, 1997, Televisora Austral provided cable television service to approximately 5,400 subscribers at a base rate of $45.00 per month. Ushuaia has a population of approximately 30,000 persons residing in approximately 10,000 households.

         CableMax/CVG. On August 16, 1994, the Joint Venture Partners acquired the outstanding equity of CableMax for approximately $4.9 million subject to the Joint Venture Agreement. CableMax operates a cable television system serving Rio Gallegos, the capital of the Province of Santa Cruz.

         Effective March 1, 1995, the Joint Venture Partners acquired the outstanding equity of CVG for approximately $1.9 million subject to the Joint Venture Agreement. CVG operated a cable television system serving Rio Gallegos which was in direct competition with CableMax.

         Concurrent with the acquisition of CVG, the operations of CVG were consolidated into CableMax. At March 31, 1997, CableMax and CVG provided cable television service to approximately 13,300 subscribers at a base rate of $35.00 per month. Rio Gallegos has a population of approximately 65,000 persons residing in approximately 19,000 households.

         At present, CableMax and CVG are the only providers of cable television service in Rio Gallegos, and no MMDS competitor provider offers service in the community.

         ARTV. On December 9, 1994, the Joint Venture Partners acquired the outstanding equity of ARTV subject to the terms of the Joint Venture Agreement. for approximately $4.6 million. ARTV operates a cable television system serving Reconquista in the Province of Santa Fe.

         On February 7, 1995, the Joint Venture Partners acquired the outstanding equity of AVC for approximately $1.3 million subject to the Joint Venture Agreement. AVC operated a cable television system serving Avellaneda, a city located near Reconquista in the Province of Santa Fe.

         During fiscal 1997, ARTV acquired the assets of TV SIS for approximately $1.45 million. TV SIS was the operator of a cable television system in competition with the cable service offered by ARTV. Austral loaned ARTV the funds necessary to acquire TV SIS.

         Concurrent with the acquisition of AVC, the operations of AVC were consolidated into ARTV, and the combined systems are now operated in the two communities under the name "ARTV". At March 31, 1997, ARTV provided cable television service to approximately 11,300 subscribers at a base rate of $27.00 per month. Reconquista and Avellaneda have an aggregate population of approximately 64,000 persons residing in approximately 17,000 households.

         BTC/CablePlus/Vision. In July 1995, the Joint Venture Partners acquired 80.0 percent of the outstanding equity of BTC and CablePlus for approximately $6.6 million subject to the Joint Venture Agreement. BTC operates a cable television system serving San Carlos de Bariloche in the Province of Rio Negro. The assets of CablePlus have been contributed to BTC, and CablePlus has been liquidated.

         In March 1997, BTC purchased 100% of the outstanding equity of Vision for approximately $1.2 million. Vision is a local Ultra High Frequency ("UHF") system which was previously competing against BTC.

         At March 31, 1997, BTC (including CablePlus) provided cable television service to approximately 9,200 subscribers at a base rate of $35.00 per month and Vision provided service to approximately 1,800 UHF subscribers at a base rate of $30 per month. San Carlos de Bariloche has a population of approximately 78,000 persons residing in approximately 23,000 households.

         SIR TV. In December 1995, the Joint Venture Partners acquired the outstanding equity of SIR TV for approximately $6.5 million subject to the Joint Venture Agreement. SIR TV operates a cable television system serving the following cities located in Chubut Province: Trelew, Rawson (which is the Provincial capital), and Puerto Madryn.

         In May 1996, Transcable acquired all of the assets of Canal 4 Rawson ("Canal 4 Rawson") for approximately $500,000 using the proceeds of a loan provided by Austral. Canal 4 Rawson provided cable television service in competition to SIR TV in Rawson.

         At March 31, 1997, SIR TV and Transcable provided cable television service to approximately 13,300 subscribers at a base rate of approximately $28.00 per month. Trelew, Rawson and Puerto Madryn have an aggregate population of approximately 165,000 persons residing in approximately 46,000 households. The cable television markets in Trelew, Rawson and Puerto Madryn are highly competitive, and SIR TV has a competitor in each market. See "Competition".

         Transcable (Comodoro). On December 23, 1996, Transcable acquired substantially all of the assets of Comodoro, a company that provides cable television service in the city of Comodoro Rividavia, Chubut Province. The purchase price was approximately $3.5 million.

         At March 31, 1997, Transcable provided cable television service to approximately 5,000 subscribers at a base rate of approximately $25.00 per month. Comodoro Rividavia has an aggregate population of approximately 140,000 persons residing in approximately 37,500 households. Transcable is in competition with another cable television provider in Comodoro Rivadavia. See "Competition".

         Cable Viedma/Televiedma. On February 11, 1997, the Company acquired the stock of Televiedma, a company that provides cable television service in the cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province. The purchase price was approximately $2.2 million, subject to certain adjustments.

         On February 28, 1997, the Company acquired the stock of Cable Viedma S.R.L., a company that provides cable television service in the cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province. The purchase price was approximately $4.0 million, subject to certain adjustments.

         The Company plans to merge the operations of Televiedma and Cable Viedma as both companies operate in the same market. At March 31, 1997, Cable Viedma and Televiedma provided cable television service to approximately 9,500 subscribers at a base rate of approximately $33.00 per month. Viedma and Carmen de Patagones have an aggregate population of approximately 73,500 persons residing in approximately 21,000 households.

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

Competition
         Cable television systems, such as the systems operated by the Argentine Cable Companies, are subject to competition from several alternative means of signal transmission including but not limited to Microwave Multi-Point Distribution Systems ("MMDS"), ultra high frequency systems ("UHF"), Microwave Master Antenna Television Systems ("MATV"), Satellite Master Antenna Television Systems ("SMATV"), Direct Broadcast Satellite ("DBS"), and Home Satellite Television Systems ("HSTV"). Additionally, cable television systems are subject to competition from other cable television competitors, the telephone companies and videocassettes.

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

         In DBS, the television signal is transmitted via satellite to an antenna installed at the subscriber's residence or office. The signal is transmitted via coaxial cable to a down converter which changes the frequency of the signal and then via coaxial cable to a converter installed on the subscriber's television. The signal is descrambled by the converter and transmitted to the television. DBS will reportedly be made available throughout Argentina by at least three competitive providers beginning in 1997. The advantages of DBS include the quality of signal and quantity of channel offerings. Management of the Company believes that disadvantages of DBS, especially with regard to Argentina, are: the high subscriber equipment costs; the lack of local programming offered (e.g. local news, weather and sports) which has been historically produced and delivered by cable television operators; the relatively high penetration of cable into Argentine households (approximately 45.0 percent); and the relatively low penetration of telephones into households which will likely inhibit impulse purchases of "pay per view" programming.

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

Financial Reporting - Comparability

         Prior to March 31, 1995, the Company reported its holdings in the Latin American Operations as "Notes Receivable," and did not consolidate the financial results of those operations because the requirements for consolidation, as set forth in Statement of Financial Accounting Standards No. 94, had not been met. The Company began preparing its balance sheet on a consolidated basis to include the Latin American Operations in its annual report on Form 10-KSB for the fiscal year ended March 31, 1995, and consolidated the statement of income for these operations in the periods beginning April 1, 1995. This resulted in the elimination of the line item for Notes Receivable and significantly different balance sheet presentation for the Company's Latin American Operations beginning with the Form 10-KSB for the year ended March 31, 1995, and on subsequent periodic reports. Beginning April 1, 1995, the Company began reporting revenue and expenses of the Latin American Operations, which are earned and paid in Argentine pesos, in U.S. dollars for purposes of financial presentation. The Company will continue to report its Latin American Operations in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), but has acquired, and expects to continue to acquire, communications properties whose records have not been maintained according to those standards or according to accounting standards typically seen at equivalent systems in the United States. This lack of comparability complicates management's evaluations of potential acquisitions as well as forecasts prepared for internal purposes for systems that have been acquired. It also requires that management engage in the labor intensive process of converting financial results to make comparisons of post-acquisition performance with pre-acquisition performance. In addition, if a material acquisition is contemplated for a property with inadequate financial records, the Company may be required to forego the acquisition in order to maintain compliance with SEC reporting requirements. However, it is not contemplated that the implementation of GAAP will have a material adverse effect on the operations of systems that have been or may be acquired.

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

Enforceability of Legal Structure

         In Argentina, Joint Ventures are not recognized as distinct legal entities, and accordingly, the Joint Venture was organized in accordance with the laws of the United States. In the event that the Company had a dispute with the Joint Venture Partners, a possibility exists that the Company would be required to seek legal remedies in U.S. courts. The principal assets pertaining to the Joint Venture are located in Argentina, and the Company would be required to seek enforcement of judgments awarded in the United States through the Argentine legal system. Such process would likely be expensive and time consuming, and no assurance can be given that the Company would be able to enforce such judgments in an economical or timely manner, if at all. However, this risk should diminish as a result of the Company's acquisition of direct ownership interests in the Argentine Joint Venture Companies and their acquisition of direct ownership interests in the Argentine Cable Companies pursuant to the planned reorganization. See "The Company" above.

Reliance on Key Management Personnel

         The operations and financial performance of the Company are highly dependent upon the continued involvement of Jack R. Crosby, the Chairman and Chief Executive Officer of the Company, Jack S. Gray, Jr., the President and Chief Operating Officer of the Company and the Joint Venture Partners. The Company does not have employment agreements with Messrs. Gray or Crosby, however, there are certain continuing obligations imposed upon the Joint Venture Partners by virtue of the Joint Venture Agreement. The death, departure or incapacity of any of those persons could have a material, adverse impact on the operations and financial performance of the Company, and there is no assurance that the Company could replace any or all of those executive officers or partners with persons having comparable management and operating skills. In addition, while Jack R. Crosby has extensive experience in the cable industry, none of the executive officers of the Company has extensive business experience in Argentina or Latin America, except that which has been acquired over the last two fiscal years. It was primarily for this reason that the Company entered into the Joint Venture with the Joint Venture Partners. If that relationship were terminated, there can be no assurance that the Company would be able to find other qualified local Joint Venture partners to monitor the operations.

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

         The 139,250 outstanding shares of Series 1995 8% Convertible Preferred Stock ("Series 1995 Preferred Stock") carry annual dividends of $8.00 per share payable on a quarterly basis, except that holders who have so elected may have such dividends paid in shares of Common Stock. In the event of liquidation, the holders of Series 1995 Preferred Stock are entitled to receive $100.00 plus accrued and unpaid dividends before the holders of Common Stock are entitled to receive any of the liquidation proceeds. Each share of Series 1995 Preferred Stock is convertible into 32 shares of Common Stock, subject to certain adjustments. In addition, the Company may incur significant levels of financial debt, trade debt and other obligations that will have priority over all classes of the Company's stock. Because of such priorities, in the event of the Company's insolvency, liquidation, reorganization, dissolution or other winding up, creditors and holders of the 1990 Preferred Stock must be satisfied in full before any distributions will be made with respect to the Series 1995 Preferred Stock, and holders of both the 1990 Preferred Stock and the Series 1995 Preferred Stock must be satisfied in full before any distributions will be made with respect to the Common Stock. Consequently, in light of the fact that the 1990 Preferred Stock is entitled to receive preferential dividends and, effectively, the option of receiving preferential treatment on liquidation or converting into Common Stock if it appears that the Common Stock will recover more than the 1990 Preferred Stock in the event of liquidation, there is a risk that the 1990 Preferred Stock would recover disproportionately higher returns than the Common Stock and the Series 1995 Preferred Shares, particularly if the proceeds of a liquidation were not significantly greater than the aggregate liquidation preference for the 1990 Preferred Stock. The same is true with respect to the Series 1995 Preferred Stock liquidation preference over Common Stock, particularly if the proceeds of a liquidation were not significantly greater than the aggregate liquidation preference for the 1990 Preferred Stock and Series 1995 Preferred Stock.

Reliance on Suppliers

         The Company is dependent in several respects on the Joint Venture's suppliers for television content, equipment and parts. While the Company believes that the Joint Venture has good relationships with all of its major suppliers, there can be no assurance that the Joint Venture will be able to maintain these relationships.

Securities Market Factors

         There have been periods of volatility in the market for the Company's securities, which in many cases were unrelated to the operating performance of or announcements concerning the Company. During such periods, the market prices of the Company's securities have fluctuated substantially (within the twelve months ending May 31, 1997, the market price of the Common Stock has ranged from $4.625 to $2.875). General market price declines or market volatility in the future could adversely affect the price of the Company's securities. The lack of a significant public float may also limit the ability of stockholders to liquidate their investment in a timely fashion. At March 31, 1997, the aggregate number of shares of Common Stock and the market value of Common Stock held by non-affiliates was 10,638,911 shares and $37,236,189 respectively. There can be no assurance that the Common Stock, as well as the 1990 Preferred Stock, will not continue to be subject to periods of extreme volatility. The Series 1995 Preferred Stock is not listed on any exchange or quoted on any automated quotation system. In addition, it is held by a relatively small number of shareholders. Accordingly, it is not likely that any significant trading market will develop for the Series 1995 Preferred Stock.

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

Dilution

         There were 13,178,007 shares of Common Stock outstanding as of March 31, 1997. Warrants for the purchase of 586,200 shares of Common Stock and options for the purchase of 748,615 shares of Common Stock are currently exercisable and in-the-money. If all exercisable, in-the-money warrants and options were exercised and all 1990 Preferred Stock and Series 1995 Preferred Stock were converted, the number of shares of Common Stock outstanding would increase to 19,838,326. If all warrants and options were exercised, the 1990 Preferred Stock and the Series 1995 Preferred Stock were converted, the number of shares of Common Stock outstanding would increase to 21,330,647. In addition, the book value of the Common Stock, after giving effect to the liquidation preference of the 1990 Preferred Stock and the Series 1995 Preferred Stock, is substantially below the current trading price of the Common Stock.

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

Argentine Economy

         Events which occurred in Mexico during fiscal year 1996 had an unsettling effect on Latin American financial markets, including Argentina's, which in turn had an unsettling effect on domestic businesses in those countries. The liquidity of Argentine banks deteriorated as a result of the withdrawal of significant deposits; many holders of Argentine pesos converted them into U.S. dollars and withdrew them from the Argentine banking system; Argentine foreign reserves declined; and the Argentine central bank significantly increased interest rates in an effort to support the Argentine peso and discourage the outflow of funds from the country. The events in Mexico coupled with the domestic response in Argentina resulted in the Argentine economy, as measured by real Gross Domestic Product (the "GDP"), contracting by an estimated 3.9 percent in calendar year 1995. During that same period, unemployment rose to a historic high of approximately 20 percent.

         The Argentine government responded to the economic problems triggered by events in Mexico by increasing the value added tax to 21 percent from 18 percent, reducing government spending, and exerting pressure on provincial governments to increase fiscal responsibility. As a result of these actions and the subsequent restoration of confidence, as of the end of 1996: economic growth had resumed with GDP growing 4.4 percent during the year; deposits held by Argentine banks and foreign reserves held by the Central Bank recovered to levels in excess of that which existed prior to the occurrence of the problems in Mexico; and the unemployment rate reportedly declined to approximately 16 percent.

         It is possible that the Argentine government will be unable to maintain control over inflation and sustain the current peso to U.S. dollar conversion ratio. Economic volatility and sustained high unemployment could diminish the ability of subscribers to pay for service, resulting in an increase in bad debts and reductions in the number of subscribers. In addition, a prolonged or severe deterioration of the economy may result in a devaluation of the peso and a return to the hyperinflation experienced in Argentina prior to 1992. While the Argentine Cable Companies would attempt to increase their subscription rates to offset increases in operating costs, there is no assurance they would be able to do so. Accordingly, operating costs could rise faster than associated revenue, resulting in a material negative impact on reported earnings. Any cash and current receivables maintained in Argentine pesos could decline in value before such amounts are converted to hard assets or U.S. dollars. In addition, the government could impose price freezes, prohibit the transfer of funds outside the country and adopt other measures which alone, or together with those previously mentioned could have a material adverse impact on the Company.

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

         Argentina does not restrict the removal or conversion of local or foreign currency. However, there can be no assurance that such policies will not be adopted in the future in reaction to a sustained deterioration of their financial markets.

Local Ordinance

         Through the Joint Venture, the Company owns a 96 percent economic interest in Televisora Austral, an Argentine Sociedad Anonima that owns and operates the cable television system in Ushuaia, Tierra del Fuego Province, Argentina. The Secretary General of the Government of Tierra del Fuego issued an ordinance (the "Ordinance") for the purpose of regulating the operation of businesses, including but not limited to cable television companies, using radio frequencies in the Province of Tierra del Fuego. Among other things, the Ordinance prohibits the granting of cable television licenses to persons who have not been legal residents of the Province of Tierra del Fuego for two or more years.

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

Employees

         In March 1997, the Company's U.S. operations had five full-time employees, and it contracted with an affiliate of Jack R. Crosby, the Chairman of the Board and Chief Executive Officer of the Company, for services provided on a part-time basis by five other persons. The Company considers its relations with its employees to be satisfactory. None of the Company's U.S. employees are represented by a labor union. The Company has not experienced any work stoppages or strikes as a result of labor disputes.

         As of March 31, 1997, the Argentine Cable Companies employed 217 persons and the Argentine Joint Venture Companies employed 11 persons. The employees of the Argentine Joint Venture Companies are not represented by a union. Certain employees of the Argentine Cable Companies are members of the Sindicato Argentino de Television ("SAT"), which is a union representing employees of the cable television industry. A summary of the number of employees of the Argentine Cable Companies and their status with SAT at March 31, 1997, follows below:

          =========================================================================================
                                                                NUMBER OF        NUMBER OF SAT
                 NAME OF COMPANY                                EMPLOYEES           MEMBERS
          -----------------------------------------------------------------------------------------
          Televisora Austral                                        22                 12
          -----------------------------------------------------------------------------------------
          CableMax                                                  28                 25
          -----------------------------------------------------------------------------------------
          ARTV                                                      28                 25
          -----------------------------------------------------------------------------------------
          Transcable                                                31                 22
          -----------------------------------------------------------------------------------------
          BTC                                                       24                 21
          -----------------------------------------------------------------------------------------
          SIR TV                                                    44                 39
          -----------------------------------------------------------------------------------------
          Cable Viedma/Televiedma                                   25                 19
          -----------------------------------------------------------------------------------------
          Vision                                                    15                  8
          =========================================================================================

      SAT: Sindicato Argentino de Television (Argentine Television Union).

         The Asociacion Argentine de Television por Cable ("ATVC") is the Argentine cable television trade association. Certain members of ATVC and SAT entered into the Convencion Colectiva de Trabajo Nacional para Circuitos Cerrados No. 223/75 (the "Convencion") which prescribes work rules for employees of cable television companies. The Argentine Cable Companies are required by law to adhere to the Convencion whether or not their employees are members of SAT. Management believes that the Argentine Cable Companies have fully complied with the terms of the Convencion and that the relationship between the Argentine Cable Companies, their employees and SAT are satisfactory.

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

Research and Product Development

         The Company's research efforts are limited to the markets for cable television services and accordingly are charged to operations as incurred. During the fiscal years ending March 31, 1997 and 1996, the Company did not incur any such costs.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases its corporate offices located in Austin, Texas at a cost of approximately $4,300 per month, and the lease expires on May 14, 2000. Metserco owns a vacant sales/manufacturing facility located in Odessa, Texas. The property owned by Metserco is not utilized by the Company in any of its on-going operations.

         Each of the facilities leased by the Company is in good condition and adequately maintained. The facility owned by Metserco is presently vacant, and will likely require improvements prior to lease or occupancy.

         The Argentine Cable Companies and the Argentine Joint Venture Companies lease and /or own certain properties. Management believes that all the properties are in good condition and adequately maintained. The following table describes the properties leased and owned by the Argentine Cable Companies and the Argentine Joint Venture Companies as of March 31, 1997.

===============================================================================================================
      LESSEE/OWNER         LEASED/        PROPERTY         PROPERTY USAGE      MONTHLY     LEASE EXPIRATION
                            OWNED         LOCATION                              RENT             DATE
                                                                               EXPENSE
---------------------------------------------------------------------------------------------------------------
  Televisora Austral     Leased       Ushuaia           Customer Service         $3,000   03/31/97
                                                        Headend                           (not renewed)
---------------------------------------------------------------------------------------------------------------
  Televisora Austral     Leased       Ushuaia           Administrative,          $3,000   02/28/00
                                                        Customer Service
---------------------------------------------------------------------------------------------------------------
  Televisora Austral     Leased       Ushuaia           Poles                    $1,650   10/31/06
---------------------------------------------------------------------------------------------------------------
  Televisora Austral     Leased       Ushuaia           Headend, Dish Site       None *   05/30/99
---------------------------------------------------------------------------------------------------------------
  CableMax               Leased       Rio Gallegos      Customer Service         $1,200   12/1/98
---------------------------------------------------------------------------------------------------------------
  CableMax               Owned        Rio Gallegos      Headend, Warehouse          N/A   N/A
---------------------------------------------------------------------------------------------------------------
  CableMax               Owned        Rio Gallegos      Dish Site                   N/A   N/A
---------------------------------------------------------------------------------------------------------------
  CableMax               Leased       Rio Gallegos      Poles                    $7,258   04/03/99
---------------------------------------------------------------------------------------------------------------
  ARTV                   Leased       Reconquista       Customer Service,        $3,000   05/31/98
                                                        Headend,
                                                        Warehouse, Dish
                                                        Site
---------------------------------------------------------------------------------------------------------------
  ARTV                   Leased       Reconquista       Chief Tech House           $600   04/12/98
---------------------------------------------------------------------------------------------------------------
  ARTV                   Leased       Reconquista       Poles                    $1,800   In negotiation
---------------------------------------------------------------------------------------------------------------
  ARTV                   Leased       Avellaneda        Customer Service,          $450   No Lease
                                                        Headend, Dish
                                                        Site, Warehouse
---------------------------------------------------------------------------------------------------------------
  ARTV                   Lease        Avellaneda        Poles                    $1,210   In negotiation
---------------------------------------------------------------------------------------------------------------
  BTC                    Owned        S.C. de           Customer Service,           N/A   N/A
                                      Bariloche         Headend, Warehouse
---------------------------------------------------------------------------------------------------------------
  BTC                    Owned        S.C. de           5 Parcels                   N/A   N/A
                                      Bariloche         presently unused
---------------------------------------------------------------------------------------------------------------
  BTC                    Leased       S.C. de           Customer Service,        $2,200   09/30/98
                                      Bariloche         Administration
---------------------------------------------------------------------------------------------------------------
  BTC                    Leased       S.C. de           Poles                    $5,947   08/23/05
                                      Bariloche
---------------------------------------------------------------------------------------------------------------
  SIR TV                 Owned        Trelew            Customer Service,           N/A   N/A
                                                        Headend,
                                                        Administration
---------------------------------------------------------------------------------------------------------------
  Transcable             Leased       Rawson            Tower                      $600   31/10/98
---------------------------------------------------------------------------------------------------------------
  Transcable             Leased       Rawson            Headend                    $600   In negotiation
---------------------------------------------------------------------------------------------------------------
  SIR TV                 Leased       Loma Maria        Dish site                  $800   No lease
===============================================================================================================

===============================================================================================================
      LESSEE/OWNER         LEASED/        PROPERTY         PROPERTY USAGE      MONTHLY     LEASE EXPIRATION
                            OWNED         LOCATION                              RENT             DATE
                                                                               EXPENSE
---------------------------------------------------------------------------------------------------------------
  SIR TV                 Owned        Puerto Madryn     Customer Service,           N/A   N/A
                                                        Headend
---------------------------------------------------------------------------------------------------------------
  SIR TV                 Leased       Trelew            Poles                    $4,279   11/30/99
                                      Puerto Madryn                                       03/31/99
                                      Rawson                                              In negotiation
---------------------------------------------------------------------------------------------------------------
  Transcable             Leased       Comodoro          Customer Service,        $3,500   12/31/01
                                      Rivadavia         Headend,
                                                        Administration
---------------------------------------------------------------------------------------------------------------
  Transcable             Leased       Comodoro          Manager's House          $1,500   1/31/99
                                      Rivadavia
---------------------------------------------------------------------------------------------------------------
  Transcable             Leased       Comodoro          Poles                    $1,397   In negotiation
                                      Rivadavia
---------------------------------------------------------------------------------------------------------------
  Cable Viedma           Owned        Viedma            Unused (for sale)           N/A   N/A
  Televiedma
---------------------------------------------------------------------------------------------------------------
  Cable Viedma           Leased       Viedma            Customer Service,        $3,800   Month to month
  Televiedma                                            Headend,
                                                        Administration
---------------------------------------------------------------------------------------------------------------
  Cable Viedma           Leased       Carmen de         Customer Service           $450   09/14/97
  Televiedma                          Patagones
---------------------------------------------------------------------------------------------------------------
  Cable Viedma           Leased       Viedma            Manager's House            $700   02/28/99
  Televiedma
---------------------------------------------------------------------------------------------------------------
  Cable Viedma           Leased       Carmen de         Poles                    $2,845   10/30/97
  Televiedma                          Patagones
---------------------------------------------------------------------------------------------------------------
  Cable Viedma           Leased       Viedma            Poles                    $1,527   In negotiation
  Televiedma
---------------------------------------------------------------------------------------------------------------
  Vision                 Leased       S.C. de           Tower (3 sites)            $750   No lease
                                      Bariloche
---------------------------------------------------------------------------------------------------------------
  Cabledifusion          Leased       Buenos Aires      Management Office        $4,000   02/08/98
---------------------------------------------------------------------------------------------------------------
  Cabledifusion          Leased       Buenos Aires      Officers'                  $840   04/11/99
                                                        Apartment
---------------------------------------------------------------------------------------------------------------
  CASA                   None         N/A               N/A                         N/A   N/A
---------------------------------------------------------------------------------------------------------------
  SMR                    None         N/A               N/A                         N/A   N/A
===============================================================================================================

         * This property is leased from the Argentine military. In exchange for the long-term lease of the property, Televisora Austral provides military personnel in Ushuaia, Tierra del Fuego Province with cable television service at a monthly rate of 65.0 percent of the market rate charged to non-military subscribers. This arrangement results in a reduction of revenue of less than $5,000 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


                                                   Fiscal Year Ended March 31,
                                        --------------------------------------------------
                                               1997                          1996
                                        -------------------          ---------------------
                                        High           Low            High           Low
                                        -----        ------          ------        -------
         Common Stock
           First quarter               4.5000         3.2500         4.000          1.875
           Second quarter              4.1250         2.8750         3.563          2.750
           Third quarter               4.6250         2.8750         3.875          2.750
           Fourth quarter              4.3125         3.2500         4.375          2.500

         Preferred Stock
           First quarter               6.0000         5.2500         5.500          4.375
           Second quarter              5.8750         4.1250         5.250          4.500
           Third quarter               5.6250         4.7500         5.500          4.500
           Fourth quarter              5.5000         4.6250         6.000          4.875

         These quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Series 1995 Preferred Stock does not trade on any exchange or in the over-the-counter market.

         At April 1, 1997, the (i) 13,178,007 shares of Common Stock outstanding were held by 353 shareholders of record, and (ii) 693,864 shares of Series 1990 Convertible Preferred Stock outstanding were held by 252 shareholders of record. No dividends have been declared on the Company's Common Stock during the past two fiscal years and the Company has no plans to pay dividends on its Common Stock in the foreseeable future. The Articles of Incorporation restrict the Company's ability to declare or pay dividends on the Common Stock unless full cumulative dividends on the Preferred Stock have been paid or declared and a sum sufficient for the payment thereof set apart for such payment.

         In reliance upon Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission, the Company entered into a Note Purchase and Warrant Agreement dated February 7, 1997 pursuant to which accredited investors obtained 13% Senior Notes ("Senior Notes") dated February 7, 1997 in the aggregate principal amount of $6.0 million. In addition to the Senior Notes, the accredited investors obtained Stock Purchase Warrants dated February 7, 1997 exercisable at $4.00 per share for an aggregate of 210,000 shares of the Common Stock of the Company. The Warrants expire February 7, 2002. Additionally, 90,000 Warrants were issued to the Company's investment banking firm as consideration for the professional services rendered in connection with the placement of the Senior Notes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, included elsewhere herein. The consolidated financial statements provide additional information regarding the Company's financial activities and condition. Moreover, this discussion contains forward looking statements that include risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements.

      Year Ended March 31, 1997 Compared to the Year Ended March 31, 1996

RESULTS OF OPERATIONS.

         For the years ended March 31, 1997 and 1996, the operations of the Argentine Cable Companies and Argentine Joint Venture Companies (collectively referred to as the "Latin American Operations") were included in the Company's consolidated statement of operations. The Latin American Operations for all periods include cable TV systems operating in five markets. BTC was acquired in July 1995 and SIR TV was acquired in December 1995; therefore the year ended March 31, 1996 includes nine months of the operations of BTC and only four months of the operations of SIR TV. TV Nieve, which operated in the same market as Televisora Austral, was acquired in April, 1996; therefore the year ended March 31, 1996 does not include its operations. Comodoro was acquired on December 23, 1996 and Televiedma and Cable Viedma were acquired in February 1997; therefore the results of operations of these systems are only included in the last quarter of the year ended March 31,1997.

         Revenue. For the year ended March 31, 1997, the Company reported revenues of $22.58 million. During the prior year, the Company reported revenues of $16.01 million. The increase in the amount of $6.57 million was primarily a result of revenues from the acquired companies: SIR TV, BTC, TV Nieve, Comodoro, Televiedma and Cable Viedma in the amounts of approximately $5.63 million. Also the acquisition of the assets of two competing cable TV systems in Rawson (May 1996) and in Reconquista and Avellaneda (August 1996) contributed approximately $930,000 to the increase. Aggregate subscriber revenue from the companies in operation during both fiscal years remained approximately level. Although revenues increased as a result of a rate increase implemented in the Reconquista/Avellaneda market and from a premium service launched in August 1995 offering in all systems sports programming and exclusive soccer coverage, the increase was offset by overall declines in revenues from basic services attributable to a decline in basic subscribers.

         Operating Costs. In the year ended March 31, 1997, the Company incurred $16.26 million of expenses in connection with the operation of the Argentine Cable Companies, while for the prior year the Company incurred $11.43 million of operating costs. Of the $4.83 million increase in operating costs during fiscal 1997, approximately $2.63 million of costs can be attributed to the operations of SIR TV which was acquired in December, 1995. Also, approximately $870,000 of the increase can be attributed to the operating expenses for the first quarter of the last fiscal year of BTC which was acquired in July 1995 and is not comparable until the last three quarters of each year. Operating expenses for the systems acquired during the current year in Comodoro Rivadavia, Viedma and Carmen de Patagones accounted for approximately $1.04 million of the increase in costs when compared to the prior year. Franchise and gross receipts taxes increased by approximately $280,000 as the Company's exemption from COMFER fees in Rio Gallegos and Ushuaia expired during the current year. The Company has requested an extension of the exemption from COMFER and expects that it will be approved during the next fiscal year. Also the Province of Tierra del Fuego implemented a new gross receipts tax equal to 3% of revenues. Programming expense increased by approximately $120,000 which was directly related to the increased revenue from the sale of a premium tier of sports programming in the current year.
Personnel and other operating expenses declined by approximately $150,000 when compared to the prior year, while bad debt expense increased by approximately $40,000 during the current year. The acquisition and subsequent consolidation of competing cable TV systems in Ushuaia, Rawson and Reconquista/Avellaneda have enabled the Company to reduce cost and increase operating margins. Although the new acquisitions in Comodoro, Viedma and Carmen de Patagones had operating losses before depreciation and amortization, the Company expects these operations to improve significantly as Cable Viedma and Televiedma are merged and Comodoro moves out of its initial restructuring and rebuilding program.

         General and Administrative Expenses. In the year ended March 31, 1997, general and administrative expenses increased to approximately $3.69 million from approximately $3.06 million for the prior year. Expenses of the Argentine Joint Venture Companies increased by approximately $279,000 as a result of expanded operations and acquisition activity in Argentina. Whereas, expenses increased by approximately $351,000 at the Company's corporate offices, primarily relating to expenditures incurred in connection with the investigation of possible strategic and financing opportunities.

         Depreciation and Amortization. In the year ended March 31, 1997 depreciation and amortization increased to $5.02 million from approximately $2.99 million for the prior year due primarily to (i) the amortization of franchise costs of the new acquisitions of SIR TV, BTC, TV Nieve, Comodoro, Cable Viedma and Televiedma and (ii) the depreciation of capital expenditures in existing cable TV systems and the additional cable TV plant of the acquired companies.

         Other Income (Expense). In the year ended March 31, 1997, the Company had net other expense of approximately $92,000 while in the year ended March 31, 1996, the Company had net other income of approximately $69,000. This change was due to a decrease in interest income, other income and interest expense. Interest income declined by approximately $106,000 due to a reduction in the amount of interest-bearing assets held, primarily as a result of the Company's acquisition activities. Other income decreased by approximately $65,000 due principally to a transaction that occurred during the year ended March 31, 1996, that was not duplicated in the year ended March 31, 1997. The Company received approximately $93,000 from its health insurance carrier. The health insurance carrier converted from a mutual life insurance company to a stockholder owned company. In connection with this restructuring, the Company was awarded shares of freely tradable stock, which were sold in the open market during the quarter ended December 31, 1995. Interest expense for the year ended March 31, 1997 declined by approximately $10,000 when compared to the previous year. The decrease in interest expense was a result of a reduction in the debt incurred in 1995 in connection with the acquisition of certain of the Argentine Cable Companies, but partially offset by the increase in debt in connection with the acquisitions in the last quarter of fiscal 1997.

         Income Taxes. For the year ended March 31, 1997, the Company recorded income tax expense of approximately $899,000 compared to approximately $118,000 for the year ended March 31, 1996. Although the Company had a net loss for the years ended March 31, 1997 and 1996, it had income tax expense primarily due to the fact that under the income tax regulations of Argentina, losses of one subsidiary may not offset income from another subsidiary in a consolidated return.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997 and 1996, the balance sheets of the Argentine Cable Companies and the Argentine Joint Venture Companies were consolidated in the Company's balance sheet and the Company held $1.6 million and $8.5 million of cash and cash equivalents, respectively. The $6.9 million decrease related primarily to the acquisition of TV Nieve and the assets of Canal 4 Rawson, TV SIS Comodoro, Televiedma and Cable Viedma (approximately $13.9 million in the aggregate) less the $6 million of Senior Notes that was obtained during the year. The cash and cash equivalents are generally not subject to or impacted by changes in conditions or trends in any single industry. However, they may be subject to significant changes in overall economic conditions, and the funds held in accounts outside of the United States (approximately $1.2 million at March 31, 1997) may be subject to diminution in value caused by foreign currency devaluation or governmental action.

         At March 31, 1997 and 1996 working capital balances totaled approximately negative $9.4 million and positive $6.1 million, respectively. The ratio of current assets (which includes cash, accounts receivable, prepaid and other current assets) to current liabilities (which includes all liabilities expected to be paid within one year) was approximately 0.3 times and 2.0 times, respectively. The ratio of debt to total assets was approximately 14.6% and 1.0%, at March 31, 1997 and 1996, respectively. The decrease in working capital balances was primarily a result of the decrease in cash and cash equivalents resulting from the acquisition activity and the payment of dividends on the Series 1995 and Series 1990 preferred stock, which reduced current assets. Debt increased because of the Senior Notes issued in February 1997, the proceeds of which have been used for acquisitions.

         In fiscal 1997, the Company used approximately $6.9 million of cash and cash equivalents. During this period approximately $3.8 million was provided by operating activities, $16.7 million was used in investing activities and approximately $6.0 million was provided by financing activities.

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

         On April 1, 1996, the Company transferred to Televisora Austral an option (the "TV Nieve Option") to purchase for approximately $174,000 a minority interest in the equity of TV Nieve, a company which provides MMDS television service in the city of Ushuaia, Argentina. On the same day, Televisora Austral exercised the TV Nieve Option and purchased the remaining majority interest in the equity of TV Nieve for approximately $1.15 million less the outstanding balance of the TV Nieve liabilities. Accordingly, Televisora Austral now owns all of the outstanding equity of TV Nieve. In addition to the purchase price, Televisora Austral incurred approximately $50,000 of closing costs.

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

         Effective on August 30, 1996, the Company closed its purchase of substantially all of the assets of TV SIS for approximately $1.45 million. The Company has paid approximately $804,000 of the aggregate purchase price, and the balance will be paid upon the fulfillment of certain conditions of the purchase agreement.

         On December 23, 1996, Transcable acquired substantially all of the assets of Comodoro, a company that provides cable television service in the Argentine city of Comodoro Rivadavia, which is located in the Chubut Province. The purchase price was approximately $3.5 million, subject to certain adjustments. In addition to the purchase price, the Company incurred approximately $50,000 of closing costs.

         On February 28, 1997, the Company acquired the stock of Cable Viedma S.R.L., a company that provides cable television service in the Argentine cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province. The purchase price was approximately $4.0 million, subject to certain adjustments.

         On February 11, 1997, the Company acquired the stock of Televiedma, a company that provides cable television service in the Argentine cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province. The purchase price was approximately $2.2 million, subject to certain adjustments. The Company incurred approximately $120,000 of closing costs in addition to the purchase price in connection with the acquisition of Cable Viedma and Televiedma. The Company plans to merge the operations of Televiedma and Cable Viedma as both companies operate in the same market.

         In February 1997, the Company issued Senior Notes in the aggregate amount of $6,000,000. Interest at the rate of 13% per annum (360 day) is payable semi-annually beginning in August 1997. The Senior Notes are not subject to prepayment (except at the holder's option in the event the Company issues securities or debt sufficient to retire the Senior Notes) and are due and payable in full in February 1998. In connection with the issuance of the Senior Notes the Company (i) granted warrants to purchase 210,000 shares of its common stock; and (ii) incurred approximately $50,000 of costs and issued as a financial advisory fee 22,500 shares of its common stock and warrants to purchase 90,000 shares of its common stock. The warrants are exercisable at any time at an exercise price of $4.00 per share and expire on February 7, 2002. The proceeds of the Senior Notes were used to fund the Cable Viedma and Televiedma acquisitions.

         The Company's Series 1995 Convertible Preferred Stock provides for cumulative, annual dividends in the amount of $8.00 per share payable on a quarterly basis. The Company's Series 1990 Convertible Preferred Stock provides for cumulative, annual dividends in the amount of $.50 per share payable on a quarterly basis. For the year ended March 31, 1997, this resulted in approximately $1.3 million of cash outflow compared to approximately $600,000 for the comparable period in the prior year, principally as a result of the issuance of the Series 1995 Convertible Preferred Stock in December 1995. The Company has not paid dividends on its Common Stock, and it has no plans to make any such payments in the future.

         Working capital requirements vary with business conditions and the nature of the business being conducted. Management minimizes working capital requirements to the extent practicable. In the opinion of management, the Company possesses adequate cash flow from operations to meet the on-going operating requirements of the existing Latin American Operations through the fiscal year ending on March 31, 1998. Management is investigating certain financing and strategic opportunities to enable the Company to expand via acquisition and to meet the funding requirements of the retirement of the Senior Notes at their maturity date in February 1998. While management is confident that the Company will be able to obtain funding from additional equity or debt financing, there can be no assurance that the Company will be able to obtain such funds.

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

IMPACT OF INFLATION

         It is possible that the Argentine government will be unable to maintain control over inflation and sustain the current peso to U.S. dollar conversion ratio. Economic volatility and sustained high unemployment could diminish the ability of subscribers to pay for service, resulting in an increase in bad debts and reductions in the number of subscribers. In addition, a prolonged or severe deterioration of the economy may result in a devaluation of the peso and a return to the hyperinflation experienced in Argentina prior to 1992. While the Argentine Cable Companies would attempt to increase their subscription rates to offset increases in operating costs, there is no assurance they would be able to do so. Accordingly, operating costs could rise faster than associated revenue, resulting in a material negative impact on reported earnings. Any cash and current receivables maintained in Argentine pesos could decline in value before such amounts are converted to hard assets or U.S. dollars. In addition, the government could impose price freezes, prohibit the transfer of funds outside the country and adopt other measures which alone, or together with those previously mentioned could have a material adverse impact on the Company.

         While management will monitor the exchange rates and take appropriate measures in response to perceived risks, the Company has no plan to implement a policy of hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company could experience losses and a negative impact on earnings with respect to its holdings solely as a result of devaluation against the dollar. Argentina does not restrict the removal or conversion of local or foreign currency. However, there can be no assurance that such policies will not be adopted in the future in reaction to a sustained deterioration of their financial markets.

         Inflation has not had a material impact on the operations of the Company during the past three years. In the opinion of management, inflation should not have a material impact on the results of operations in fiscal 1998. However, management is unable to predict with any degree of certainty the future rate of inflation or its financial impact on the Company.

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

NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share". This standard is effective for periods ending after December 15, 1997, and early adoption is not permitted. Adoption of SFAS 128 is not expected to have a material effect on the Company's calculation of primary and fully diluted earnings per share.

ITEM 7.    FINANCIAL STATEMENTS



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Tescorp, Inc.:

We have audited the accompanying consolidated balance sheets of Tescorp, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tescorp, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 1997, in conformity with generally accepted accounting principles.




                                                     KPMG Peat Marwick LLP

Austin, Texas
June 3, 1997

                        TESCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            March 31, 1997 and 1996

                                        Assets                                1997            1996
                                        ------                            ------------    ------------
 Cash and cash equivalents                                                $  1,623,375    $  8,529,100
 Accounts receivable-subscribers                                             2,208,417       1,596,676

 Prepaid expenses and other assets                                           1,306,904       2,036,461
 Plant and equipment, net                                                   11,639,281       7,132,938
 Franchise costs, net of amortization                                       32,848,985      24,949,470
                                                                          ------------    ------------
          Total assets                                                    $ 49,626,962    $ 44,244,645
                                                                          ============    ============
                    Liabilities and Stockholders' Equity
                    ------------------------------------

 Accounts payable                                                         $  1,435,522    $  1,311,578
 Accrued license and copyright fees                                          1,795,300       1,718,450
 Income taxes payable                                                        1,384,833         461,140
 Accrued payroll and social charges                                            738,476         422,734
 Accrued taxes                                                                 273,020         502,612
 Other liabilities                                                           2,229,614         938,821
 Debt                                                                        7,262,237         447,651
                                                                          ------------    ------------
           Total liabilities                                                15,119,002       5,802,986
                                                                          ------------    ------------
 Minority Interest                                                             887,303       1,018,702
                                                                          ------------    ------------
 Stockholders' Equity:
     Series 1990 Convertible preferred stock, $1 par value, $5
     redemption value per share, 704,684 shares authorized and
     693,864 shares issued and outstanding with an aggregate
     preference on liquidation of $3,469,320                                   693,864         693,864

     Series 1995 Convertible preferred stock, $1 par value, $100 redemption value per share, 200,000 shares authorized and
     139,250 and 148,500 shares outstanding at March 31, 1997 and
     1996, respectively, with an aggregate preference on liquidation of
     $13,925,000 and $14,850,000, respectively                                 139,250         148,500

     Common stock, $.02 par value, 50,000,000 shares authorized and 13,178,007 and 12,495,091 issued and outstanding at
     March 31, 1997 and 1996, respectively                                     263,560         249,902

     Additional paid-in capital                                             66,508,484      65,359,628
     Accumulated deficit                                                   (33,984,501)    (28,959,437)
                                                                          ------------    ------------
                                                                            33,620,657      37,492,457
     Less treasury stock, 100,000 shares of common, at cost                    (69,500)
                                                                          ------------    ------------
          Total stockholders' equity                                        33,620,657      37,422,957
Commitments and contingencies                                                        -               -
                                                                          ------------    ------------
          Total liabilities and stockholders' equity                      $ 49,626,962    $ 44,244,645
                                                                          ============    ============





          See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                     Years Ended March 31, 1997 and 1996


                                                                          1997            1996
                                                                      ------------    ------------
Revenues                                                              $ 22,580,466    $ 16,009,116
                                                                      ------------    ------------
Operating costs and expenses:
     Operating costs                                                    16,263,772      11,432,377
     General and administrative expenses                                 3,691,258       3,062,005
     Depreciation                                                        3,603,230       1,909,646
     Amortization of franchise costs                                     1,413,654       1,075,379
                                                                      ------------    ------------
Total operating costs and expenses                                      24,971,914      17,479,407
                                                                      ------------    ------------
Operating loss                                                          (2,391,448)     (1,470,291)
                                                                      ------------    ------------
Other income (expense):
     Interest  income                                                      215,761         322,135
     Other income                                                           38,394         103,030
     Interest expense                                                     (346,100)       (355,879)
                                                                      ------------    ------------
Total other income (expense), net                                          (91,945)         69,286
                                                                      ------------    ------------
Loss before provision for income taxes and minority interests           (2,483,393)     (1,401,005)
                                                                      ------------    ------------
Income tax expense                                                         898,551         117,602
                                                                      ------------    ------------
Loss before minority interests                                          (3,381,944)     (1,518,607)

Minority interest in the (income) loss of consolidated subsidiaries           (115)         23,310
                                                                      ------------    ------------
Net loss                                                                (3,382,059)     (1,495,297)
Preferred stock dividends                                               (1,495,060)       (636,436)
                                                                      ------------    ------------
Net loss applicable to common stock                                   $ (4,877,119)   $ (2,131,733)
                                                                      ============    ============
Loss per share applicable to common stock                             $      (0.38)   $      (0.19)
                                                                      ============    ============





         See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                      Years Ended March 31, 1997 and 1996

                                              ----------------------------------------------------------------------
                                                  Series 1990              Series 1995
                                                  Convertible              Convertible              Common stock
                                                preferred stock          preferred stock           par value $.02
                                              -----------------       --------------------     ---------------------
                                              Shares     Amount       Shares        Amount     Shares         Amount
                                              ------     ------       ------        ------     ------         ------
      Balances at March 31, 1995              693,864    $693,864     $    -        $     -      7,143,433     $142,949
      Net loss
      Private placement of Series 1995
          Preferred Stock                                              148,500        148,500
      Private placement of common stock                                                          4,800,000       96,000
      Conversion of minority interests                                                             534,616       10,692
      Distribution of shares of common
          stock to holders of the Series
          1995 preferred stock electing
          to receive dividends in the
          form of common stock                                                                      13,042          261
      Dividends on convertible preferred
          stock
                                              -------    --------      -------       --------   ----------   ----------
      Balances at March 31, 1996              693,864    $693,864      148,500       $148,500   12,495,091   $  249,902

      Net loss
      Exercise of stock purchase warrants                                                          434,102        8,682
      Issuance of common stock and
          warrants for debt placement fee                                                           22,500          450
      Distribution of shares of common
          stock to holders of the Series
          1995 preferred stock electing to
          receive dividends in the form of
          common stock                                                                              51,881        1,037
      Dividends on convertible preferred
          stock
      Conversion of preferred stock                                     (9,250)        (9,250)     296,000        5,920
      Repurchase and retirement of common
          stock                                                                                    (21,567)        (431)
      Retirement of treasury stock                                                                (100,000)      (2,000)
                                              -------    ---------     -------       --------   ----------   ----------
      Balances at March 31, 1997              693,864    $ 693,864     139,250       $139,250   13,178,007   $  263,560
                                              =======    =========     =======       ========   ==========   ==========

                                               -------------------------------------------------------------------
                                                Additional                                              Total
                                                 paid-in         Accumulated        Treasury        stockholders'
                                                 capital           deficit            Stock            equity
                                               -----------       -----------        ---------       --------------
      Balances at March 31, 1995               $41,270,000       $(26,827,704)     $(69,500)        $15,209,609
      Net loss                                                     (1,495,297)                       (1,495,297)
      Private placement of Series 1995
          Preferred Stock                       13,850,018                                           13,998,518
      Private placement of common stock          8,596,992                                            8,692,992
      Conversion of minority interests           1,593,156                                            1,603,848
      Distribution of shares of common
          stock to holders of the Series
          1995 preferred stock electing
          to receive dividends in the
          form of common stock                      49,462                                              49,723
      Dividends on convertible preferred
          stock                                  (636,436)                        (636,436)
                                              ------------       ------------      --------        -----------
      Balances at March 31, 1996              $ 65,359,628       $(28,959,437)     $(69,500)       $37,422,957

      Net loss                                                     (3,382,059)                      (3,382,059)
      Exercise of stock purchase warrants          681,604                                             690,286
      Issuance of common stock and warrants
          for debt placement fee                   273,599                                             274,049
      Distribution of shares of common
          stock to holders of the Series
          1995 preferred stock electing to
          receive dividends in the form of
          common stock                             190,323                                             191,360
      Dividends on convertible preferred                           (1,495,060)                      (1,495,060)
          stock
      Conversion of preferred stock                  3,330                                                 -
      Repurchase and retirement of
          common stock                             (80,445)                         (80,876)
      Retirement of treasury stock                                    (67,500)       69,500                -
                                              ------------       ------------      --------        -----------
      Balances at March 31, 1997              $ 66,508,484       $(33,984,501)          -          $33,620,657
                                              ============       ============      ========        ===========




          See accompanying notes to consolidated financial statements.

                        TESCORP, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                     Years Ended March 31, 1997 and 1996

                                                                          1997            1996
                                                                      ------------    ------------
Cash flows from operating activities:
  Net loss                                                            $ (3,382,059)   $ (1,495,297)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation expense                                                 3,603,230       1,909,646
    Amortization of franchise costs                                      1,413,654       1,075,379
    Amortization of debt issuance costs and debt discount                   38,778         137,670
    Deferred income tax expense                                            (30,141)       (293,320)
    Minority interest in the income (loss) of consolidated
      subsidiaries                                                             115         (23,310)
Changes in operating assets and liabilities excluding effects of acquired businesses:
    Accounts receivable from subscribers                                   (27,898)       (397,682)
    Prepaid expenses and other assets                                      961,080      (1,222,598)
    Accounts payable                                                      (298,534)        110,903
    Accrued expenses and other liabilities                               1,501,091         655,074
                                                                      ------------    ------------
         Net cash provided by operating activities                       3,779,316         456,465
                                                                      ------------    ------------
Cash flows from investing activities:
  Proceeds from the sale of fixed assets                                         -         182,471
  Property additions                                                    (2,713,903)     (2,136,022)
  Proceeds from principal repayment on mortgage receivable                  11,226          26,037
  Acquisition of cable television systems, net of cash acquired        (13,967,834)    (11,854,415)
                                                                      ------------    ------------
         Net cash used in investing activities                         (16,670,511)    (13,781,929)
                                                                      ------------    ------------
Cash flows from financing activities:

  Issuance of debt                                                       7,087,592               -
  Principal payments on debt                                              (273,006)     (2,944,659)
  Decrease in cash overdraft                                                     -         (84,138)
  Dividends paid on preferred stock                                     (1,303,700)       (586,713)
  Distribution to minority shareholder of subsidiary                      (215,702)              -
  Private placement proceeds, net of issuance costs                              -      22,691,510
  Exercise of warrants                                                     690,286               -
                                                                      ------------    ------------
         Net cash provided by financing activities                       5,985,470      19,076,000
                                                                      ------------    ------------

Net increase (decrease) in cash and cash equivalents                    (6,905,725)      5,750,536

Cash and cash equivalents at beginning of year                           8,529,100       2,778,564
                                                                      ------------    ------------
Cash and cash equivalents at end of year                              $  1,623,375    $  8,529,100
                                                                      ============    ============





          See accompanying notes to consolidated financial statements.

TESCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and principles of consolidation

         Tescorp, Inc. ("Tescorp") is a Texas corporation that was organized in 1980. The accompanying consolidated financial statements include the accounts of Tescorp, its subsidiaries and companies in which it holds majority joint venture interests (referred to herein collectively as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company is engaged in the business of acquiring and developing cable television systems and communications properties in Latin America.
During the fiscal years ended March 31, 1997 and 1996, the Company continued to concentrate its operations in Argentina. The Company presently provides cable television service to eleven Argentine cities in six provinces.

         Effective as of April 1994, the Company entered into a contractual Joint Venture (the "Joint Venture") to acquire cable television and communications properties in Latin America. The Company utilized the Joint Venture structure to comply with Argentine regulatory policies in effect prior to March 31, 1995. The Company organized two new subsidiaries to facilitate the Company's participation in the Joint Venture: Austral Communications Corp. ("Austral"), a Delaware corporation which is a wholly owned subsidiary of the Company, and Comunicaciones Austral S.A. ("CASA"), an Argentine Sociedad Anonima which is a 97 percent owned subsidiary of Austral. Additionally, the Company and its Argentine partners in the Joint Venture (the "Joint Venture Partners") organized two new Argentine Sociedades Anonimas both of which are 97 percent owned by Austral: Cabledifusion S.A. ("Cabledifusion") and SMR S.A. ("SMR"). Hereinafter, Cabledifusion, SMR and CASA are collectively referred to as the Argentine Joint Venture Companies. The Joint Venture Partners hold the remaining 3% ownership of the Argentine Joint Venture Companies.

         The Joint Venture is managed by CASA as Managing Venturer. Cabledifusion is responsible for the management of the cable television systems in Argentina. SMR, which was originally organized to pursue licenses to own and operate businesses deploying Enhanced Specialized Mobile Radio and/or related technologies in Argentina, and CASA hold direct ownership interests in certain Argentine cable companies.

         During the time period from April 1, 1994 through March 31, 1996, the Joint Venture Partners acquired pursuant to the Joint Venture the following Argentine companies which own and operate cable television systems in
Argentina: Televisora Austral S.A. ("Televisora Austral"), CableMax S.A. ("CableMax") which was formerly known as Canal 2 TV Austral S.A., ARTV S.A. ("ARTV") which was formerly known as Reconquista Televisora Color S.A., Avellaneda Video Cable S.A. ("AVC") which was merged into ARTV in December 1996, Cable Vision Gallegos S.A. ("CVG"), BTC S.A. ("BTC") which was formerly known as Teveca S.R.L., CablePlus Bariloche S.A. ("CablePlus"), and SIR TV S.R.L. ("SIR TV").

         In fiscal 1997, Televisora Austral acquired all of the outstanding equity of TV Nieve, S.A. ("TV Nieve"), a company which provides MMDS television service in the city of Ushuaia, Tierra del Fuego Province. Additionally, the Company and the Joint Venture Partners formed Transcable, S.A. ("Transcable") to own and operate cable television systems in Argentina. Transcable is effectively 97 percent owned by the Company. During fiscal 1997: Transcable acquired substantially all of the assets of a cable television system in Rawson, Chubut Province and certain cable television assets of Comodoro Rivadavia Sociedad Comercial Colectiva de Television y Radiofusion ("Comodoro") which operated a cable television system located in Comodoro Rivadavia, Chubut Province; ARTV acquired substantially all of the assets of TV SIS, S.R.L. ("TV SIS") which operated a competing cable television system in Reconquista and Avellaneda, Santa Fe Province; CASA acquired all of the equity interests in Cable Viedma S.R.L. ("Cable Viedma") and Televiedma, S.R.L. ("Televiedma") which operate cable television systems in Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province; and BTC acquired Vision Codificada S.A. ("Vision") a company which operates a UHF wireless system in San Carlos de Bariloche, Rio Negro Province (the same city in which BTC provides cable television service). (See Note 3).

         Hereinafter, the companies operating cable television systems in the locations listed below are referred to as the Argentine Cable Companies.

         Name of Company                   Location (City - Province)
         ---------------                   --------------------------
         Televisora Austral/TV Nieve       Ushuaia - Tierra del Fuego

         CableMax/CVG                      Rio Gallegos - Santa Cruz

         ARTV                              Reconquista - Santa Fe
                                           Avellaneda - Santa Fe

         BTC/CablePlus/Vision              San Carlos de Bariloche - Rio Negro

         SIR TV                            Trelew, Rawson and Puerto Madryn - Chubut

         Transcable                        Rawson - Chubut
                                           Comodoro Rivadavia - Chubut

         Cable Viedma/Televiedma           Carmen de Patagones - Buenos Aires
                                           Viedma - Rio Negro

         Acquisitions of cable television properties prior to December 31, 1995 were funded by the Company through loans (the "Partner Loans") to the Joint Venture Partners. Historically, the ownership of Cabledifusion, SMR and the Argentine Cable Companies was held subject to the Joint Venture by the Joint Venture Partners or nominees of the Company. After December 31, 1995, acquisitions of cable television properties were funded by the Company through loans to the Argentine Joint Venture Companies or the Argentine Cable Companies. Amounts advanced under these loans and the Partner Loans bear interest at the rate of 12% per annum. In addition to acquisitions, these funds provided for the payment of the debts of and capital improvements to the operations of the Argentine Cable Companies and provided financing for the formation and initial costs of the Argentine Joint Venture Companies. During the three year period ended March 31, 1997, the Company had advanced to the Joint Venture Partners, the Argentine Joint Venture Companies and the Argentine Cable Companies an aggregate of approximately $38.9 million and earned the right to a preferred return equal to the accrued interest in the amount of approximately $6.8 million (together, the "Priority Amount").

         Upon commencement of the Joint Venture, the Company held through Austral a 90 percent Joint Venture interest in the Argentine Cable Companies, Cabledifusion and SMR. The Company granted to two domestic partners an aggregate 6.6 percent profits interest in its portion of the Joint Venture after the Company has received distributions equal to the Priority Amount. Thus, the Company initially held an indirect 84 percent interest in the economic benefits of the Argentine Cable Companies and Argentine Joint Venture Companies which were obligated to repay the Partner Loans plus accrued interest. The effect of this arrangement was to provide the Company with an opportunity to recoup all funds invested through the repayment of the principal of the loans, a return equal to the interest accrued and paid on the loans and 84 percent of all remaining economic benefits associated with the Argentine Cable Companies and Argentine Joint Venture Companies.

         In fiscal 1996, the Company increased to 97 percent its Joint Venture interest in the Argentine Cable Companies, Cabledifusion and SMR and modified the terms of the profits interest agreements to provide only one domestic partner with an approximate 1% participation in the Joint Venture after distributions to the Company equal to the Priority Amount. To effect these changes in ownership, the Company issued 534,616 shares of newly issued Common Stock and 3 percent of the stock of CASA. Following the recovery of its investment plus a 12% return, the Company will have a 96 percent interest in all remaining economic benefits associated with the Argentine Joint Venture Companies and the Joint Venture's interest in the Argentine Cable Companies.

Cash and cash equivalents

         For purposes of the consolidated statements of cash flows, the Company considers cash equivalents to include time deposits, certificates of deposit and highly liquid debt instruments with original maturities of three months or less.

Fair value of financial instruments

         Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

         The Company believes that the carrying amounts of its current assets, current liabilities and debt approximate the fair value of such items.

Allowance for doubtful accounts

         The allowance for doubtful accounts totaled $421,178 and $446,831 at March 31, 1997 and 1996, respectively.


Plant and equipment

         Plant and equipment are stated at historical cost, including acquisition costs allocated to tangible assets acquired. Improvements or betterments of a permanent nature are capitalized.

         Depreciation is computed using the straight-line method over the estimated useful life of the asset, ranging from 5 to 20 years.

         Expenditures for maintenance and repairs are charged to earnings as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses resulting from property disposals are credited or charged to operations.

Franchise costs

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

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets to Be Disposed Of ("SFAS 121"), effective for fiscal years beginning after December 15, 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles (including but not limited to goodwill) related to those assets to be held and used in its operations. The Company adopted this policy effective April 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Company.

         It is the Company's policy is to periodically evaluate the franchise costs to determine whether there has been any impairment in value in accordance with SFAS 121. This evaluation includes, among other things, a review of the fair market, going concern value of the cable television systems and the value of the tangible and intangible assets of such systems.

         Fair market, going concern value is usually estimated by applying the cash flow multiple or price per subscriber valuation methods commonly used in the cable television industry. The valuation method is applied based upon the type and amount of information available regarding the sale of comparable cable television companies owned by independent third parties. Using the cash flow method, the Company determines the fair market, going concern value of its cable television companies by calculating the product of the aggregate amount of undiscounted cash flow provided by the operations of the cable television systems and the estimated average multiple of cash flow paid by independent third parties for cable television systems which are comparable to those in which the Company has an ownership interest. Using the price per subscriber method, the Company determines the fair market, going concern value of the cable television companies by calculating the product of the number of subscribers served by the cable television systems which are comparable to those in which the Company has ownership interests.

         Franchise costs are net of accumulated amortization in the amount of $2,489,033 and $1,075,378 at March 31, 1997 and 1996, respectively.

Minority Interests

         Recognition of minority interests' share of income or loss of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those consolidated subsidiaries.

Revenue recognition

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

Loss per common and common equivalent share

         Loss attributable to common shareholders was calculated by dividing net loss applicable to Common Stock (this is calculated by deducting preferred stock dividends from net loss) by the weighted average number of common shares outstanding. Common Stock equivalents were not used in the calculation, since their inclusion would cause an anti- dilutive effect. Fully diluted earnings per share amounts are not presented for fiscal 1997 or 1996 because they do not materially differ from primary earnings per share.

         For the fiscal years ending March 31, 1997 and 1996, the weighted average number of common shares outstanding was 12,880,261 and 11,573,696, respectively. The weighted number of Common Stock and Common Stock equivalent shares for the fiscal years ending March 31, 1997 and 1996, was 13,498,815 and 12,126,385, respectively.

Foreign currency translation

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

Reclassifications

         Certain reclassifications have been made to the fiscal year 1996 amounts to conform to the fiscal year 1997 presentation.

Stock Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" ("FAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by FAS 123, the Company continues to account for stock-based employee compensation pursuant to APB Opinion No. 25. The Company has included the disclosures required by FAS 123 in Note 9. The adoption of this standard, in the opinion of management, did not have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

         During the fiscal years ending March 31, the Company had the following significant non-cash investing and financing activities:

                                                     1997          1996
                                                  ----------  -----------
Issuance of common stock and warrants as a
placement fee for debt                            $  274,049   $        -

Distribution of common stock to holders of
Series 1995 Preferred Stock electing to receive
dividends in the form of common stock             $  191,360   $   49,723


Acquisition of Company's common stock in
satisfaction of an outstanding obligation         $   80,876   $        -


Granting of minority interest to joint venture
partners                                          $        -   $1,207,412

Common stock issued for conversion of minority
interests                                         $        -   $1,603,848



Cash payments for income taxes and interest for the years ended March 31 were as follows:


                                                  1997       1996
                                                --------   --------
Income tax                                      $  5,000   $ 51,547

Interest expense                                $188,532   $218,209


NOTE 3 - ACQUISITIONS

1996 Acquisitions

         BTC/CablePlus. In July 1995, Austral committed to loan to the Joint Venture Partners $6.6 million to acquire pursuant to the Joint Venture 80 percent of the outstanding equity of BTC and CablePlus, the companies that provide cable television service to San Carlos de Bariloche which is located in the Argentine Province of Rio Negro. Using proceeds from the loan, the Joint Venture Partners acquired the 80 percent interest in BTC and CablePlus pursuant to the Joint Venture for approximately $6.6 million including the assumption of certain liabilities, of which approximately $5.3 million has been identified as franchise costs. In addition to the $6.6 million purchase price, the Joint Venture Partners paid approximately $125,000 of closing costs. The assets of CablePlus have been contributed to BTC and CablePlus is being liquidated.

         BTC, which is the only provider of cable television service in San Carlos de Bariloche, had competed against Vision, a local UHF which provides a service similar to cable television. BTC acquired Vision in March 1997 (see "1997 Acquisitions").

         SIR TV. In December 1995, Austral committed to loan to the Joint Venture Partners $6.7 million to acquire pursuant to the Joint Venture the outstanding equity of SIR TV which provides cable television service to Trelew, Rawson and Puerto Madryn, all of which are located in the Argentine Province of Chubut. Using proceeds from the loan, the Joint Venture Partners acquired SIR TV pursuant to the Joint Venture for approximately $6.5 million including the assumption of certain liabilities, of which approximately $4.2 million has been identified as franchise costs. In addition to the $6.5 million purchase price, the Joint Venture has paid approximately $200,000 of closing costs.

         The cable television markets in Trelew, Rawson and Puerto Madryn are highly competitive, and SIR TV has multiple cable television competitors in each market. Subsequent to the close of fiscal 1996, Transcable acquired substantially all of the assets of Canal 4 Rawson which had provided cable television service in competition to SIR TV in Rawson.

1997 Acquisitions

         TV Nieve. On April 1, 1996, the Company agreed to transfer to Televisora, an option (the "TV Nieve Option") to purchase for approximately $174,000 a minority interest in the equity of TV Nieve, a company which provides MMDS television service in the city of Ushuaia, Argentina. On the same day, Televisora purchased the remaining majority interest in the equity of TV Nieve for approximately $1.15 million less the outstanding balance of the TV Nieve liabilities. Accordingly, Televisora now owns all of the outstanding equity of TV Nieve.

         The aggregate purchase price for TV Nieve was approximately $1.3 million including the price paid for the TV Nieve Option, of which approximately $500,000 has been identified as franchise costs. The Company advanced to Televisora the funds necessary to consummate the acquisition of TV Nieve. In addition to the purchase price, Televisora incurred approximately $50,000 of closing costs relating primarily to the payment of legal and accounting fees.

         Canal 4 Rawson. Transcable acquired substantially all of the assets of Canal 4 Rawson for approximately $500,000 on May 31, 1996. Canal 4 Rawson provides cable television service to the city of Rawson in the Chubut Province, Argentina. The Company currently provides cable television services to the tri-city area of Trelew, Rawson and Puerto Madryn. In addition to the purchase price, Transcable incurred approximately $15,000 of closing costs in connection with this transaction.

         TV SIS. Effective August 30, 1996, the Company closed its purchase of substantially all of the assets of TV SIS S.R.L. ("TV SIS"), for approximately $1.45 million, of which approximately $925,000 has been identified as franchise costs. The Company has paid approximately $804,000 of the aggregate purchase price, and the balance will be paid upon the fulfillment of certain conditions of the purchase agreement, and incurred approximately $25,000 of closing costs in connection with this transaction

         Comodoro. On December 23, 1996, Transcable acquired substantially all of the assets of Comodoro, a company that provides cable television service to approximately 5,000 subscribers in the Argentine city of Comodoro Rivadavia, which is located in the Chubut Province. The purchase price was approximately $3.5 million, of which approximately $2.62 million has been identified as franchise costs. In addition to the purchase price, the Company incurred approximately $50,000 of closing costs.

         Televiedma. On February 11, 1997, the Company acquired the stock of Televiedma S.R.L., a company that provides cable television service to approximately 3,500 subscribers in the Argentine cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province. The purchase price was approximately $2.2 million, subject to certain adjustments.

         Cable Viedma. On February 28, 1997, the Company acquired the stock of Cable Viedma S.R.L., a company that provides cable television service to approximately 6,000 subscribers in the Argentine cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province. The purchase price was approximately $4.0 million, subject to certain adjustments. In connection with the Cable Viedma and Televiedma acquisitions, the Company incurred approximately $120,000 of closing costs in addition to the purchase price and approximately $4.32 million has been identified as franchise costs. The acquisitions of Cable Viedma and Televiedma were funded from the proceeds of $6.0 million of senior debt issued by the Company in February 1997 (see Note
6). The Company plans to merge the operations of Televiedma and Cable Viedma as both companies operate in the same market.

         Vision. In March 1997, BTC entered into an agreement to acquire 100% of the stock of Vision Codificada, a company which operates a UHF television system in San Carlos de Bariloche. On April 2,1997 but effective March 1,1997, BTC acquired the stock of Vision for approximately $1.2 million, of which approximately $850,000 has been identified as franchise costs. The acquisition of Vision was financed from a loan in the amount of approximately $1.1 million from the minority partner of BTC (see Note 6). In addition to the purchase price, the Company incurred approximately $10,000 of closing costs.

         The 1996 Acquisitions and the 1997 Acquisitions were completed for approximately $26.65 million less net liabilities assumed. All of the 1996 Acquisitions and 1997 Acquisitions were accounted for using the purchase method of accounting and in all cases the sellers were not affiliated with the Company. Accordingly, the assets and liabilities have been recorded at their estimated fair value at the date of acquisition, which resulted in franchise costs of approximately $18.7 million that will be amortized over a 20 year period from the date of acquisition. The allocation of the purchase price below is, in certain instances, based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained. The determination of the final fair values of the assets and liabilities of the 1995 acquisitions resulted in adjustments in 1996 to increase other assets by approximately $300,000, decrease other liabilities by approximately $600,000 and to reduce franchise cost by approximately $900,000. In the opinion of the Company's management, the asset and liability valuation for the purchases discussed above should not be materially different than the allocations shown below. A summary of the purchase price allocation is as follows:

                                            1997            1996
                                         ------------    ------------
Accounts receivable and other assets     $    847,000    $    952,000
Property and equipment                      5,396,000       4,610,000
Franchise costs                             9,313,000       8,420,000
Accounts payable and other liabilities     (1,139,000)     (1,573,000)
Bank debt                                           -          (8,000)
Deferred income taxes                        (365,000)       (247,000)
Minority interest                             (84,000)       (307,000)
                                         ------------    ------------

                                         $ 13,968,000    $ 11,847,000
                                         ============    ============

         The following unaudited condensed consolidated pro forma statements of operations present the results of operations for the years ended March 31, 1997 and 1996, as if the 1996 Acquisitions and 1997 Acquisitions had occurred on April 1, 1995. However, the pro forma results do not include adjustments for the acquisition of Canal 4 Rawson, TV SIS, Comodoro and Vision, as these acquisitions were not significant. The revenues included in the results of operations for the year ended March 31, 1997 for these cable television systems totaled approximately $1.2 million. Additionally, the pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statements actually taken place on April 1, 1995, or of future results of operations.

                                                 Year ended March 31,
                                            ---------------------------
                                               1997             1996
                                            ------------    -----------
Revenues                                    $ 26,130,251    $ 25,416,150
Net loss                                      (3,803,377)     (2,399,490)
Net loss applicable to common stock           (5,298,437)     (3,035,926)
Loss per share applicable to common stock          (0.41)          (0.26)

NOTE 4 -  PLANT AND EQUIPMENT

         Plant and equipment at March 31 consisted of the following:

                                      1997             1996
                                   ------------    ------------
Cable systems and related assets   $ 14,616,807    $  7,148,848
Support equipment                       619,235         352,974
Leasehold improvements                1,207,931         978,513
Office furniture and equipment          701,743         579,086
                                   ------------    ------------
                                     17,145,716       9,059,421
Less:  Accumulated depreciation      (5,506,435)     (1,926,483)
                                   ------------    ------------
                                   $ 11,639,281    $  7,132,938
                                   ============    ============

NOTE  5 - OTHER LIABILITIES

         Other liabilities at March 31 consisted of the following:

                                                1997          1996
                                             ----------    ----------
Due to sellers under the terms of purchase
  agreements                                 $1,069,876   $        -
Net deferred tax liability                      435,686      275,472
Advances from subscribers                       183,951      180,892
Accrued preferred stock dividends                86,734       86,734
Other accrued liabilities                       453,367      395,723
                                             ----------   ----------
                                             $2,229,614   $  938,821
                                             ==========   ==========

NOTE  6 - DEBT

         The debt of the Company at March 31 consisted of the following:

                                                        1997              1996
                                                      ----------        --------
   Senior notes payable to a group of investors
   bearing interest at a rate of 13% per annum
   ("Senior Notes").  Semi-annual interest
   payments begin in August 1997. The notes mature
   in February 1998                                  $6,000,000   $        -

   Note payable to minority shareholder of a
   subsidiary, bearing interest at the rate of 12%
   per annum, payable in monthly installments of
   $50,000 plus interest                              1,087,592            -

   Note payable to an individual in monthly
   installments of $2,000, increasing to $3,000 in
   March 1998, including principal and imputed
   interest, maturing in March 2000.  Interest has
   been imputed at the rate of 10% per annum            100,724      112,875

   Note payable to an individual in monthly
   installments of $15,000 including principal and
   imputed interest, maturing in July 1997
   Interest has been imputed at the rate of 10%
   per annum                                             73,161      259,520

   Note payable to a bank, bearing interest at the
   rate of 16% per annum, payable in monthly
   installments of $380 plus interest and maturing
   in May 1997                                              760        5,304

   Note payable to a bank, bearing interest at the
   rate of 18% per annum, payable in monthly
   installments of $965 including interest and
   maturing in June 1999                                      -       28,337

   Note payable to a bank, bearing interest at the
   rate of 17.4% per annum, payable in monthly
   installments of $5,000 plus interest and
   maturing in September 1996                                 -       30,000

   Note payable to a bank, bearing interest at the
   rate of 21.7% per annum, payable in monthly
   installments of $1,340 plus interest and
   maturing in December 1996                                  -       11,615
                                                     ----------   ----------
                                                     $7,262,237   $  447,651
                                                     ==========   ==========

         The debt of the Company is unsecured. The terms of the Senior Notes restrict the Company from incurring any indebtedness secured by assets existing at the date of issuance or any debt senior to the Senior Notes. Aggregate maturities on debt are as follows:

            Fiscal Year Ended
            -----------------
            March 31, 1998                                       $6,640,787
            March 31, 1999                                          566,508
            March 31, 2000                                           54,942
            March 31, 2001                                              -
            March 31, 2002                                              -


NOTE 7 - INCOME TAXES

         Total income tax expense for the fiscal years ended March 31 consisted of the following:

                  1997         1996
                ---------    ---------
United States
   Current        $     -    $  19,090
   Deferred       175,000     (157,000)
                ---------    ---------
                  175,000     (137,910)
                ---------    ---------
Foreign
   Current        928,692      391,832
   Deferred      (205,141)    (136,320)
                ---------    ---------
                  723,551      255,512
                ---------    ---------

   Total        $ 898,551    $ 117,602
                =========    =========


         The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                   1997        1996
                                                ---------    ---------
Tax benefit computed at statutory rates         $(904,000)   $(476,000)
Loss of consolidated foreign subsidiaries not
  subject to tax                                  529,000    1,075,000
Differential in foreign and U. S. tax rates       (25,000)     (58,000)
Amortization of franchise costs                   481,000      366,000
Amortization of deferred tax credit               (98,000)     (55,000)
Other non-taxable items                           265,000     (178,000)
Change in the valuation allowance                 650,000     (544,000)
Other                                                 551      (12,398)
                                                ---------    ---------
   Total                                        $ 898,551    $ 117,602
                                                =========    =========

The components of and changes in the net deferred tax asset were as follows:

                                                       March 31,
                                                 1997            1996
                                              -----------    -----------
Federal regular tax operating loss
     carryforwards                            $ 3,600,000    $ 3,124,000
Allowance for doubtful accounts                    84,000         85,000
Foreign tax credit                                 84,000         84,000
Alternative minimum tax                            35,000         35,000
Other                                                   -              -
                                                3,803,000      3,328,000
Valuation allowance                            (3,803,000)    (3,153,000)
                                              -----------    -----------
Deferred tax asset                                      -        175,000

Deferred tax liability- plant and equipment      (435,686)      (275,472)
                                              -----------    -----------
   Net deferred tax liability                 $  (435,686)   $  (100,472)
                                              ===========    ===========


         At March 31, 1997, the Company had net operating loss carryforwards that could be utilized to offset future taxable income of an estimated $10.6 million for federal income tax purposes. These carryforwards expire in 1999 through 2012. However, as a result of a change in control in prior years as defined under Section 382 of the Internal Revenue Code, the annual utilization of the net operating loss carryforward is estimated to be limited to approximately $1.3 million of annual taxable income per year. During the year ended March 31, 1997, the valuation allowance related to the deferred tax assets was increased by $650,000 primarily due to the realization of additional net operating losses and other deferred tax assets that are not more likely than not to be actually realized.


NOTE 8 - CAPITAL STOCK

Series 1990 Preferred Stock

         Annual dividends of $0.50 per share on the Series 1990 10% Convertible Preferred Stock ("Series 1990 Preferred Stock") are payable on a quarterly basis. Each share of Series 1990 Preferred Stock is convertible into shares of the Company's Common Stock determined by dividing $5.00 by a conversion price of $3.99 per share.

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

         An escrow account arrangement was created at the time of the issuance of the Series 1990 Preferred Stock to provide an alternative source of funds for payment of dividends and liquidation preferences in the event of a default by the Company. The escrow account arrangement included cash, a $500,000 irrevocable letter of credit, 100,000 shares of the Company's Common Stock, and a first lien mortgage on certain real restate owned by the Company. Effective as of April 1, 1996, under the terms of the Escrow Agreement, the Company was able to have all items of collateral released from the escrow.

Series 1995 Preferred Stock

         The 139,250 outstanding shares of Series 1995 8% Convertible Preferred Stock ("Series 1995 Preferred Stock") were issued in a private placement transaction for $100 per share and carry annual dividends of $8.00 per share payable on a quarterly basis, except that holders who have so elected may have such dividends paid in shares of Common Stock. In the event of liquidation, the holders of Series 1995 Preferred Stock are entitled to receive $100 plus accrued and unpaid dividends before the holders of Common Stock are entitled to
receive any of the liquidation proceeds.   Each share of Series 1995 Preferred
Stock is convertible into shares of the Company's Common Stock by dividing $100.00 by a conversion price of $3.125 per share, subject to certain adjustments (the "Conversion Rate"). Holders of the Series 1995 Preferred Stock are entitled to vote as if they had converted into common stock.
However, the Series 1995 Preferred Stock votes as a class (separate from the common stockholders).

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

Common Stock

         In May 1995, the Company completed a $9.6 million private placement of 4,800,000 common stock at $2.00 per share. In December 1995, the Company issued 534,616 shares of common stock in connection with the conversion of the minority interests. In February 1997, the Company issued 22,500 shares of its common stock as a placement fee on the Senior Debt.

NOTE 9 - STOCK OPTIONS AND WARRANTS

         The Company accounts for its Stock Option Plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and the related interpretations thereof. The following paragraphs summarize the outstanding options and warrants of the Company. Unless otherwise stated, the exercise price was equal to or greater than the fair market price of the stock at the date of grant.

         Pursuant to the Company's 1991 Incentive Plan and upon the recommendation of the compensation committee of the Board of Directors, the Company may grant stock options and limited stock appreciation rights with respect to an aggregate of 2,000,000 shares of common stock. The 1991 Incentive Plan permits the granting of incentive stock options, non-qualified stock options, limited stock appreciation rights ("LSARs"), restricted stock, reload options, and other miscellaneous provisions within each stock option grant. Grants of options under the 1991 Incentive Plan shall be for terms specified by the Committee, except that the term shall not exceed 10 years. Provisions of the 1991 Incentive Plan generally provide that in the event of a change of control the LSAR provision of the option grant (if included in an option grant) would become immediately exercisable for the period of 60 days following the change of control.

         In September 1995, 50,000 options were granted at an exercise price of $2.75 per share, and are exercisable based on a two year vesting schedule. In December 1995, 550,000 options were granted at an exercise price of $3.00 per share and are exercisable based on a three year vesting schedule. In March 1997, 600,000 options were granted at an exercise price of $3.5625 per share. None of the options granted pursuant to the 1991 Incentive Plan were exercised during fiscal 1997 and 1996. At March 31, 1997, 1,850,000 options were outstanding, and 695,837 were exercisable with exercise prices ranging from $1.25 to $3.00.

         Pursuant to the Company's 1993 Non-Employee Director Stock Option Plan ("NEDSOP"), the Company may grant options with respect to an aggregate of
150,000 shares of common stock.   The terms of the NEDSOP provide that each
non- employee director receives a grant of 8,333 options to purchase common stock upon election or appointment to the Board of Directors. On the first and second anniversary on the Board, the non-employee director is entitled to receive another grant of 8,333 options to purchase common stock. Upon adoption, all non-employee directors who had served at least 2 years on the Board received a grant of 25,000 options to purchase common stock. A non-employee director who had served only one year, received a grant of 16,666 options to purchase common stock.

         Additionally, pursuant to the terms of the NEDSOP, effective as of July 8, 1996 and 1995, 8,333 and 8,333 options were granted at an exercise price of $3.63 and $3.25 per share, respectively. All of the options granted are exercisable based on a three year vesting schedule. None of the options granted pursuant to the NEDSOP were exercised during fiscal 1997 and 1996. At March 31, 1997, 66,666 options were outstanding and 50,000 shares were exercisable with exercise prices ranging from $1.21 to $3.25.

         In May 1995, the Company issued stock warrants to purchase 288,000 shares of Common Stock that expire in May 2000 and have an exercise price of $2.00 per share. Also in May 1995, the Company issued stock warrants to purchase 120,000 shares of common stock that expire in May 1998. The exercise price for these warrants is as follows: (i) 30,000 shares @ $2.00; (ii) 30,000 shares @ $2.50; (iii) 30,000 shares @ $3.00 and (iv) 30,000 shares @ $3.50.

         In December 1995, the Company issued stock warrants to purchase 178,200 shares of common stock (the "December 1995 Warrants") that expire in December 2000. The December 1995 Warrants have an exercise price of $3.125 per share.

         In connection with the issuance of the Senior Notes in February 1997, the Company issued detachable warrants to purchase 210,000 shares of Common Stock. Additionally, for professional services provided in connection with the placement of the Senior Notes, the Company issued warrants to purchase 90,000 shares of Common Stock. The stock warrants have an exercise price of $4.00 per share and expire in February 2002. In accordance with FAS No. 123, the Company calculated the fair market value of the stock warrants issued for professional services provided as approximately $184,000 and capitalized the cost as additional debt issuance cost to be amortized over the term of the debt.

         The Company has additional stock options which were issued prior to the fiscal 1991 recapitalization of the Company. These stock options were issued to certain employees to purchase shares of the Company's common stock at $6.18 per share and expire in 1998. At March 31, 1997, 24,270 options were outstanding and exercisable. In connection with the recapitalization of the Company, the number of shares of common stock issuable upon exercise of these options and the related exercise price have been adjusted to reflect the exchange of $.01 par value common stock for $.02 par value common stock.

         The estimated fair values noted below are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations include the following: (a) a discount rate equal to the 10-year Treasury rate on the date of grant; (b) a volatility factor, (c) the term of the option or warrant; (d) the closing price of the respective common stock on the date of grant; and (e) an expected dividend rate of zero. The actual value that the warrant or option holders may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the options are exercised. Accordingly, the value realized by such holders will not necessarily be the value determined by the model.

A summary of Warrants and Options outstanding is as follows:

                                               Fiscal Year Ended March 31,
                                      --------------------------------------------
                                              1997                  1996
                                      ---------------------   --------------------
                                                   Weighted               Weighted
                                                   Average                Average
                                       Options     Exercise               Exercise
                                      & Warrants    Price     Shares       Price
                                      ----------   --------   ------      --------
Outstanding at beginning of
year                                  2,841,585   $   2.46   1,647,052   $  2.25
   Granted                              908,333   $   3.71   1,194,533   $  2.74
   Exercised                            434,102   $   1.59           -         -
   Forfeited                            488,680   $   4.05           -         -
                                      ---------              ---------
Outstanding at
end of year                           2,827,136   $   2.72   2,841,585   $  2.46
                                      =========              =========

Options and Warrants
exercisable at year end               1,659,085              1,888,808

Weighted-average fair value
of options granted during
the year                                $  2.36                $  1.58

The following table summarizes information about fixed stock options and stock purchase warrants outstanding at March 31,1997.


                                                               Options and Warrants
                         Options and Warrants Outstanding            Exercisable
                         --------------------------------      ---------------------
                                        Weighted
                                         Average
                                        Remaining    Weighted                 Weighted
                          Number       Contractual   Average        Number    Average
     Range of           Outstanding       Life       Exercise    Exercisable  Exercise
 Exercise Prices        at 3/31/97      (In Years)    Price      at 3/31/97    Price
 ---------------       -------------  ------------- ----------  ------------  --------
 $1.21 to $1.63         700,000            6.732     $1.2521       537,500   $ 1.2528

 $2.00 to $2.75         398,000            3.486     $2.1319       373,000   $ 2.0905

$3.00 to $3.5625      1,404,866            8.297     $3.2708       424,311   $ 3.0895

 $4.00 to $6.18         324,270            4.580     $4.1632       324,270   $ 4.1632
                      ---------                                  ---------
 $1.21 to $6.18       2,827,136                      $2.7130     1,659,081   $ 2.4797
                      =========                                  =========

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in these financial statements. Had compensation cost for the Company's option and warrant grants, since April 1, 1995, been determined on the fair value at the grant dates for awards under those plans consistent with the method of FAS No. 123, the Company's net loss per share would have been adjusted to the pro forma amounts indicated below, which may not necessarily be indicative of pro forma adjustments in future years.

                                              Fiscal year ending
                                                   March 31,
                                         ------------------------------
                                             1997              1996
                                         -------------    -------------
Net income applicable to common stock:
   As reported                           $  (4,877,119)   $  (2,131,733)
                                         -------------    -------------

   Pro forma                             $  (5,320,795)   $  (2,323,028)
                                         -------------    -------------
Earnings per share:
   As reported                           $       (0.38)   $       (0.19)
                                         -------------    -------------

   Pro forma                             $       (0.41)   $       (0.20)
                                         -------------    -------------




NOTE 10 - RELATED PARTY TRANSACTIONS

         Certain expenses have been allocated to the Company for administrative and other services provided by an entity affiliated with the Company's principal stockholder. Such expenses totaled approximately $174,000 and $130,000 during fiscal 1997 and 1996, respectively.

         The Company currently leases office space in a six story office building in downtown Austin. The office building has been acquired by a partnership in which an officer of the Company serves as a trustee for a trust that is a limited partner in the partnership.

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

         In June 1995, the Company loaned $174,000 to its Joint Venture Partners for the purpose of acquiring an option to acquire an indirect economic interest in the outstanding equity of TV Nieve S. A., the Company that provides MMDS service in Ushuaia, Argentina. At March 31, 1996, the Company had not yet elected to exercise this option to include this interest in the Joint Venture. Accordingly, the Company included the notes receivable in the amount of $174,000 in other assets on its balance sheet at March 31, 1996.

NOTE 11 - OPERATING LEASES

         The Company leases various buildings, equipment and office facilities under operating leases ranging from one year to 12 years. The total minimum future lease payments under these non-cancelable operating leases having an initial term of one year or more are as follows:

Fiscal Year Ended               Lease Expense
-----------------               -------------
March 31, 1998                   $  554,253
March 31, 1999                      417,308
March 31, 2000                      220,196
March 31, 2001                      141,964
March 31, 2002                      122,664
Thereafter                          334,577
                                 ----------
Total                            $1,790,962
                                 ==========

         Total rental expense under operating leases for the years ended March 31, 1997 and 1996 was approximately $608,000 and $270,000, respectively.

NOTE 12 - SEGMENT INFORMATION

         The Company's operations by geographic area are as follows:

                           Fiscal year ending March 31,
                             1997             1996
                          ------------    ------------
Revenues
   Argentina              $ 22,580,466    $ 16,009,116
   United States                     -               -
                          ------------    ------------
                          $ 22,580,466    $ 16,009,116
                          ============    ============

Operating income (loss)
   Argentina              $   (545,369)   $     25,832

   United States            (1,846,079)     (1,496,123)
                          ------------    ------------
                          $ (2,391,448)   $ (1,470,291)
                          ============    ============

Identifiable assets
   Argentina              $ 48,706,226    $ 35,491,909
   United States               920,736       8,752,736
                          ------------    ------------

                          $ 49,626,962    $ 44,244,645
                          ============    ============

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors, Executive Officers and Key Employees

         All of the persons listed below are members of the present Board of Directors and have consented to be named in the Proxy Statement for the next annual meeting of shareholders and to serve as directors, if elected. Please refer to Item 11 under the caption "Security Ownership of Certain Beneficial Owners and Management" which sets forth certain additional information with respect to each of the members of the Board of Directors as of April 1, 1997.

         Winston J. Churchill, age 56, has been a director of the Company since July 1995. Mr. Churchill formed Churchill Investment Partners, Inc. in 1989 and CIP Capital, Inc. in 1990 and continues to be a principal of each. From 1989 to 1993 he served as Chairman of the Finance Committee of the $24 billion Pennsylvania Public School Employees' Retirement System.

         Jack R. Crosby, age 70, has been Chairman of the Board of Directors of the Company since its inception in 1980, and became Chief Executive Officer in 1991. Mr. Crosby is also Managing General Partner of Rust Group, L.P. ("Rust"), a Texas limited partnership holding certain of Mr. Crosby's business assets, and he is the president of Rust Capital, Ltd. ("Rust Capital"), a small business investment corporation with its headquarters in Austin, Texas. Mr. Crosby serves on the board of directors of National Dentex Corporation.

         J. Kelly Elliott, age 66, has served as a director of the Company since 1983. Since 1990, Mr. Elliott has been Chairman of the Board and Chief Executive Officer of Sigma Electronics, a manufacturer and distributor of electrical transformers. Mr. Elliott has also served since 1992 as Chairman and Chief Executive Officer of Omnicomp Graphics, Inc., a computer graphics company, and Seaboard-Avval, Inc., an oil field equipment manufacturer. From 1983 through 1989 Mr. Elliott was President and Chief Executive Officer of the Company. From 1976 to 1983, Mr. Elliott served as President and Chief Executive Officer of several wholly-owned subsidiaries of Hughes Tool Company, including Brown Oil Tools and BJ-Hughes, each of which was engaged in oil field services. In June of 1993, Mr. Elliott was elected Chairman of the Board of Grant Tensor Geophysical Corporation, a publicly traded oil field service company, and he served in that capacity through November 1995.

         Jack S. Gray, Jr., age 40, has been a director of the Company since 1989. Since April 1992, Mr. Gray has been the President and Chief Operating Officer of the Company. From August 1991 until April 1992, Mr. Gray was President of J&J Mercantile, an investment firm in Austin, Texas. From April 1991 until August 1991, Mr. Gray was Deputy Director of Appointments in the Office of the Governor, State of Texas. From 1985 to 1991, he was the Chief Financial Officer of the "Rust Group" (which collectively refers to the business activities of Mr. Crosby), and in this capacity, he served as an officer or director of numerous entities in which Mr. Crosby held direct and indirect ownership interests. Prior to 1985, Mr. Gray was an investment banker with Duncan, Smith & Co., San Antonio, Texas.


         Lee A. Lahourcade, age 40, has been a director of the Company since March 1992. Mr. Lahourcade was president of Rust Capital from June 1988 to June 1992. Since then, Mr. Lahourcade has served as a principal at Vaughn, Nelson, Scarborough, McConnell, L.P., a money management firm. Prior to joining Rust Capital, Mr. Lahourcade was a vice president of Merrill Lynch & Co. in the investment banking area.

         As required by Securities and Exchange Commission rules, the Company has reviewed reports of ownership of equity securities of the Company, reports of changes in ownership and written representations submitted to it with respect to transactions in the Company's equity securities during the fiscal year ended March 31, 1997 and is unaware of any failure on the part of its officers and directors to timely report a transaction in Company Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Directors

         Each director who is not an employee of the Company receives $1,000 for each board meeting attended, plus $500 for each committee meeting attended. Employees of the Company are not paid directors fees. No member of the Board of Directors was paid any compensation in the Company's 1997 fiscal year for his service as a director of the Company other than pursuant to the standard compensation arrangement for directors.


         At the annual meeting of shareholders held in October 1993, the 1993 Non-Employee Directors Stock Option Plan (the "NEDSOP") was approved. Pursuant to the NEDSOP, non-employee directors are entitled to receive one option to purchase 8,333 shares of Company Common Stock upon becoming director, a second option to purchase an additional 8,333 shares at the completion of one year of service, and a third option to purchase an additional 8,334 shares at the completion of two years of service. Because Mr. Elliott completed two years of service as a director before March 31, 1994, he received options to acquire a total of 25,000 shares of Company Common Stock at the fair market value of the stock on the date of grant during fiscal year 1994. His options and 16,666 of Mr. Lahourcade's options were granted at an exercise price of $1.21. An option for 8,334 shares was granted to Mr. Lahourcade as of March 1994 (when he completed two full years of service as a director) at an exercise price of $1.625. Mr. Churchill received his initial option for 8,333 shares at an exercise price of $3.25 effective July, 1995, and received his second option for 8,333 shares at an exercise price of $3.43 effective July, 1996.

         The NEDSOP was adopted in order to further the goal of attracting and retaining highly qualified non-employee directors of the Company and to motivate them to assert their best efforts for the Company. As a result of changes effected at last year's annual meeting, non-employee directors are eligible to participate in the Company's 1991 Incentive Plan. As employees, neither Mr. Gray nor Mr. Crosby is eligible to participate in the NEDSOP.

Compensation of Executive Officers

         The following table sets forth certain information for the fiscal years ended March 31, 1997, 1996 and 1995, with respect to the Chief Executive Officer (Mr. Crosby) and the President (Jack S. Gray, Jr.) as of March 31, 1997. There were no other executive officers of the Company who received annual compensation (including salary and bonuses earned) which exceeded $100,000 during fiscal year 1997.

====================================================================================================================
                                                                                        LONG TERM
                                                           ANNUAL COMPENSATION        COMPENSATION
                                                     --------------------------------   (B) (NO. OF
 FISCAL           NAME          PRINCIPAL POSITION      SALARY      BONUS     OTHER      STOCK       COMPENSATION
  YEAR                                                                         (A)       OPTIONS)
--------------------------------------------------------------------------------------------------------------------
1997      Jack R. Crosby      Chairman and CEO       $ 150,000        --        --        275,000        --
          Jack S. Gray, Jr.   President and COO      $ 125,000        --        --        225,000        --
--------------------------------------------------------------------------------------------------------------------
1996      Jack R. Crosby      Chairman and CEO       $ 112,500        --        --        250,000        --
          Jack S. Gray, Jr.   President and COO      $ 125,000        --        --        175,000        --
--------------------------------------------------------------------------------------------------------------------
1995      Jack R. Crosby      Chairman and CEO       $ 100,000        --        --         (c)           --
          Jack S. Gray, Jr.   President and COO      $ 125,000        --        --         (c)           --
--------------------------------------------------------------------------------------------------------------------

(a) This column includes benefits (not properly categorized as salary or bonus) that are in excess of 10% of the annual salary and bonus reported.

(b) Options granted include a limited stock appreciation right that becomes exercisable at the employee's option only if there is a change in control of the Company.

(c) During fiscal year 1995, the Company did not pay or award any long-term compensation within the meaning of that term (restricted stock awards, options and long-term incentive payouts) to any of the named executive officers.

Stock Option Grants in 1997

         The following table shows information concerning individual grants of stock options during fiscal year 1997 to the named executive officers.

=================================================================================================================
                             NO. OF SECURITIES       % OF TOTAL
           NAME                 UNDERLYING         OPTIONS GRANTED     EXERCISE PRICE      EXPIRATION DATE
                              OPTIONS GRANTED       TO EMPLOYEES
-----------------------------------------------------------------------------------------------------------------

Jack R. Crosby                    275,000               45.8               $3.5625             3/11/07
-----------------------------------------------------------------------------------------------------------------
Jack S. Gray, Jr.                 225,000               37.5               $3.5625             3/11/07
=================================================================================================================



Stock Option Exercises and Holdings


         The following table shows information regarding stock option exercises and unexercised options held as of the end of fiscal year 1997 by the named executive officers.


==========================================================================================================

                                                                AT MARCH 31, 1997
                                        ------------------------------------------------------------------
                                        NUMBER OF UNEXERCISED OPTIONS       VALUE OF IN-THE-MONEY OPTIONS
                                        -----------------------------      -------------------------------
       NAME              OPTIONS        EXERCISABLE      UNEXERCISABLE     EXERCISABLE*     UNEXERCISABLE*
                        EXERCISED
----------------------------------------------------------------------------------------------------------

Jack R. Crosby              0             327,083           522,917          $590,104          $266,146
----------------------------------------------------------------------------------------------------------
Jack S. Gray, Jr.           0             302,083           197,917          $577,604          $241,146
==========================================================================================================

* Based on closing price of $3.50 on March 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows the number of shares of the Company's Common Stock, and Preferred Stock that may be deemed beneficially owned on March 31, 1997 by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding voting securities, along with information with respect to each of the nominees for director and all directors and officers as a group as of March 31, 1997.

                                                 Common Stock             1990 Preferred Stock  1995 Preferred Stock
                                  --------------------------------------  --------------------  ----------------------
                                  Amount and                               Amount and            Amount and
                                  Nature of          Percent     Percent    Nature of  Percent   Narture of    Percent
                                  Beneficial            of         of       Beneficial   of      Beneficial      of
      Beneficial Owner            Ownership           Class(1)   Class(2)   Ownership  Class(3)  Ownership     Class(4)
------------------------          -----------        --------    --------  ----------- --------  ----------    -------
BEA Associates                   2,250,000 (5)         15.5       12.1         --         --      40,000        28.7
153 East 53rd Street
One Citicorp Center
New York, NY 10022

Argentina Equity Investment      1,855,000 (6)         13.1       10.0         --         --      30,000        21.5
Partnership
c/o BEA Associates
153 East 53rd Street
One Citicorp Center
New York, NY 10022

K-G, L.P.                        1,265,192 (7)          9.6        6.8         --         --       1,250           *
Winston J. Churchill
Frederick M. Danziger
John Fletcher
W&M Management Company, Inc.
641 Lexington Avenue
29th Floor
New York, NY  10022

Fred Lieberman                   1,163,060 (8)          8.8        6.3         --         --          --          --
6251 B Park of Commerce Blvd.
Boca Raton, FL 33487

Arnhold & S. Bleichroeder, Inc   1,133,850 (9)          8.0        6.0         --         --      16,750        12.0
1345 Avenue of the Americas
New York, NY  10022.

Harvey Sandler                     928,200(10)          7.0        5.0         --         --          --          --
c/o Sandler Capital
767 Fifth Avenue, 45th Floor
New York, NY  10153

Banque Nationale de Paris          691,673(11)          5.0        3.7         --         --      20,000        14.4
(Switzerland) Ltd.
c/o Arnhold & S. Bleichroeder
1345 Avenue of the Americas
New York, NY  10022

SC Fundamental, Inc.               640,000(12)          4.6        3.5         --         --      20,000        14.4
Gary N. Siegler
Peter M. Collery
712 Fifth Avenue, 19th Floor
New York, NY 10019

The SC Fundamental Value Fund,     416,000(12)          3.1        2.2         --         --      13,000         9.3
L.P
712 Fifth Avenue, 19th Floor
New York, NY  10022.

                                                 Common Stock             1990 Preferred Stock  1995 Preferred Stock
                                  --------------------------------------  --------------------  ----------------------
                                   Amount and                               Amount and           Amount and
                                    Nature of       Percent      Percent    Nature of  Percent   Narture of    Percent
                                   Beneficial          of          of       Beneficial   of      Beneficial      of
      Beneficial Owner             Ownership         Class(1)    Class(2)   Ownership  Class(3)  Ownership     Class(4)
------------------------------    -----------        --------   ---------  ----------- -------   -----------   -------
The South America Fund N.V.         395,000(13)          2.9        2.1         --         --      10,000       7.2
c/o BEA Associates
153 East 53rd Street
New York, NY  10022.

Clarex Limited                      337,500(14)          2.5        1.8         --         --      10,000       7.2
Scotiabank Bldg., 3rd Floor
Rawson Square
Nassau, N.P., Bahamas

First Eagle Fund N.V.               320,000(15)          2.4        1.7         --         --      10,000       7.2
c/o Arnhold & S. Bleichroeder,
Inc.
1345 Avenue of the Americas
New York, NY  10022.

Mervyn L. Lapin                     311,475(16)          2.4        1.7     46,534        6.7          --        --
232 W. Meadow  Drive
Vail, Co  81657

Kenneth  Pasternak                  305,125(17)          2.3        1.6     40,000        5.8          --        --
525 Washington Blvd.  Suite  2401
Jersey City, NJ  07310

SC Fundamental Value BVI, Inc.      224,000(12)          1.7        1.2         --         --          --        --
712 Fifth Avenue, 19th Floor
New York, NY  10022

Special Situation Fund, L. P. III    72,055                *          *     57,500        8.3          --        --
153 East 53rd  Street
New York, NY  10022

Jack R. Crosby                      463,544(18)          3.4        2.5         --         --          --        --
327 Congress Avenue, Suite 200
Austin, Texas  78701

J. Kelly Elliott                     58,664(19)            *          *         --         --          --        --
327 Congress Avenue, Suite 200
Austin, Texas  78701

Jack S. Gray, Jr.                   557,056(20)          4.1        3.0      9,850        1.4          --        --
327 Congress Avenue, Suite 200
Austin, Texas  78701

Lee A. Lahourcade                    26,880(21)            *          *      1,500          *          --        --
327 Congress Avenue, Suite 200
Austin, Texas  78701

All directors and officers as a   1,517,986             10.9        7.9     11,350        1.6       1,250         *
group
(five persons)

-----------------

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

 (4)     Based on 139,250 shares outstanding.

 (5) BEA Associates filed a Schedule 13G dated January 15, 1996, as an Investment Adviser registered under Section 208 of the Investment Advisers Act of 1940 pursuant to Rules 13d-1(b) or 13d-2(b). This filing reported the beneficial ownership of the shares owned by Argentina Equity Investment Partnership. Additionally, in its filing it stated that CS Holding indirectly owns 80% of the partnership units in BEA Associates. CS Holding and its direct and indirect subsidiaries, in addition to BEA Associates, may beneficially own shares of the Company and such shares were not reported on the
         Schedule 13G filing. However, the Company believes that under certain conditions, shares owned by The South America Fund, N.V. may be deemed to be beneficially owned by BEA, and are included in the shares beneficially owned by BEA Associates.

 (6) Includes 895,000 shares of Common Stock held directly and 960,000 shares issuable upon conversion of the Series 1995 Preferred Stock held directly.

 (7) K-G, L.P., John Fletcher, W&M Management Company, Inc., Frederick M. Danziger and Winston J. Churchill, Jr. filed an amended Schedule 13D on July 1, 1995 in which they indicated they were members of a "group" for the purposes of Section 13(d) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder. Includes 1,215,414 shares held directly, 9,778 shares subject to currently exercisable options held by Winston J. Churchill and 40,000 shares issuable upon conversion of the Series 1995 Preferred Stock (which is held directly by Winston J. and Barbara G. Churchill), 299,342 of such shares are held by Mr. Churchill and his wife, Barbara G. Churchill, 62,500 shares are held by the Winston J. Churchill Retirement Plan of which Mr. Churchill is a beneficiary. The Sharpe Irrevocable Intervivos Trust, of which Jack R. Crosby's wife is the sole beneficiary, holds a limited partnership interest in 853,572 of such shares (see note 18).

 (8) Mr. Lieberman filed a Schedule 13D dated March 17, 1992 in which he stated that he has no current definitive plan to gain control of the Company or to cause the Company to change its current board of directors or management, capitalization, dividend policy, business or corporate structure.

 (9) Arnhold and S. Bleichroeder, Inc. filed a Schedule 13G on February 13, 1997, in which they indicated that they disclaimed beneficial ownership of 621,700 shares of Common Stock reflected in the table. Includes 486,150 shares subject to warrants, 536,000 shares issuable upon conversion of the Series 1995 Preferred Stock and 111,700 shares held in discretionary accounts as to which Bleichroeder acts as investment advisor.

(10) Mr. Sandler, 21st Century Communications Partners, L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., Sandler Investment Partners, L.P., Sandler Capital Management and ARH Media Corp. filed a Schedule 13D dated May 5, 1995 in which they indicated that they were members of a "group" for the purposes of Section 13(d) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder.

(11) Consists of 34,173 shares of Common Stock held directly, 640,000 shares issuable upon conversion of the Series 1995 Preferred Stock held directly and 17,500 shares subject to warrants.

(12) The SC Fundamental Value Fund, L.P., S.C. Fundamental Value BVI, Inc., S.C. Fundamental, Inc., Gary N. Siegler and Peter M. Collery filed a
         Schedule 13D dated May 2, 1995 in which they indicated that The SC Fundamental Value Fund, L.P. and S.C. Fundamental, Inc. were members of a "group," and that Mr. Siegler and Mr. Collery may, without so admitting, be members of a "group," in each case, for the purposes of
         Section 13(d) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder. Includes 416,000 shares available upon conversion of the Series 1995 Preferred Stock held directly.

(13) Includes 40,000 shares of Common Stock held directly, 320,000 shares issuable upon conversion of Series 1995 Preferred Stock held directly and 35,000 shares subject to currently exercisable warrants.

(14) All such shares are held directly in a discretionary account over which Arnhold and S. Bleichroeder, Inc. exercises voting and investment control. Arnhold and S. Bleichroeder, Inc. disclaims beneficial ownership of such shares, all of which are reflected in their holdings. See note (9) above.

(15) Consists of shares issuable upon conversion of the Series 1995 Preferred Stock held directly.

(16) Includes 253,162 shares of common stock held directly and 46,534 shares of the Series 1990 Preferred Stock which can be converted into 58,313 shares of common stock.

(17) Includes 255,000 shares held directly and 50,125 shares of Common Stock issuable upon the conversion of the shares of Series 1990 Preferred Stock.

(18) Excludes 172,043 shares held by the Jack R. Crosby Intervivos Trust as to which members of Mr. Crosby's immediate family are the beneficiaries and as to which Mr. Crosby disclaims any voting or investment power. Excludes 853,752 shares held through a limited partnership interest by a partnership in which the Sharpe Irrevocable Intervivos Trust, in which Mr. Crosby's wife is the sole beneficiary and as to which Mr. Crosby disclaims any voting or investment power. See footnote (7) above. Includes 136,460 shares held directly by Mr. Crosby and 327,084 shares subject to currently exercisable options.

(19) Includes 9,394 shares held directly and 49,270 shares subject to currently exercisable options.

(20) Calculated as the sum of the number of shares of Common Stock owned directly (242,628), plus the following number of shares of Common Stock into which the shares of Preferred Stock could be converted:
         11,341 shares held by Mr. Gray directly and 1,003 shares held in trust for the benefit of Mr. Gray's child. Mr. Gray holds options to acquire 302,084 shares which are currently exercisable.

(21) Includes 1,880 shares into which shares of Preferred Stock held directly by Mr. Lahourcade may be converted and 16,666 shares subject to options granted to Mr. Lahourcade on October 4, 1994, and 8,334 shares subject to options granted March 1994, pursuant to the NEDSOP.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         Rust Management Services, Inc., a Texas corporation ("RMSI") of which Jack R. Crosby is the sole shareholder, has provided the part-time services of several of its employees to the Company. Pursuant to this arrangement, the Company's pro rata share of the expenses associated with RMSI's employment of these individuals is reimbursed by the Company at RMSI's cost. During the fiscal years ended March 31, 1997 and March 31, 1996, payments to RMSI pursuant to this arrangement were approximately $174,000 and $130,000, respectively.

         The Company leases its executive offices in Austin, Texas in a six-story office building which was sold in June of 1996. Jack Gray is the trustee of a trust which is a minority interest limited partner of the partnership which acquired the building.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 (Asterisk indicates exhibits previously filed with the Securities and Exchange Commission which are incorporated herein by reference to this Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.)

Exhibit No.      Description

* 3.1 Restated Articles of Incorporation of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 3.1 TO FORM 8 DATED JULY 18, 1990]

  3.2 Articles of Amendment of the Articles of Incorporation for Tescorp, Inc. dated February 28, 1996

* 3.3 Bylaws of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 3.2 TO FORM 10 DATED JUNE 27, 1990]

* 4.1 Statement of Resolution Establishing and Designating the Series 1990 10% Convertible Preferred Stock of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 4.1 TO FORM 8 DATED JULY 18, 1990]

* 4.2 Statement of Resolution Establishing and Designating the Series 1995 8% Convertible Preferred Stock of Tescorp, Inc. filed December 18, 1995 [EXHIBIT 4.1 (B) TO FORM S-3 FILED FEBRUARY 29, 1996]

*10.01 Option Agreement between Tescorp, Inc. and John C. Kerr [EXHIBIT 10.5 TO FORM 8 DATED JULY 18, 1990]

*10.02 Warrant dated July 11, 1990 issued to National City Venture Corporation [EXHIBIT 10.7 TO FORM 8 DATED JULY 18, 1990]

*10.03 Warrant dated July 11, 1990 issued to Mid West Holdings Limited Partnership [EXHIBIT 10.8 TO FORM 8 DATED JULY 18, 1990]

*10.04           Warrant dated July 11, 1990 issued to Jack A. Morgan, Jr.
                 [EXHIBIT 10.9 TO FORM 8 DATED JULY 18, 1990]


*10.05 Asset Purchase Agreement among Input/Output, Inc., Tescorp Seismic Products, Inc. and Tescorp, Inc. dated February 4, 1994 [EXHIBIT 10.19 TO FORM 10-QSB DATED FEBRUARY 11, 1994]

*10.06 Asset Purchase Agreement among Tescorp, Inc. Clif Mock Company, Metserco Corporation, Wheatly*TXT Corp. and Mock Holdings, Inc. dated July 8, 1993 [EXHIBIT 2 TO FORM 8-K DATED JULY 21, 1993]

*10.07 Tescorp, Inc. 1993 Non-Employee Directors Stock Option Plan [EXHIBIT 10.21 TO FORM 10-KSB DATED JULY 1, 1994]

*10.08 Form of Stock Option Agreements between Tescorp, Inc. and Non-Employee Directors Stock Option Plan Participants [EXHIBIT
                 10.22 TO FORM 10-KSB DATED JULY 1, 1994]

*10.09 Tescorp, Inc. Amended and Restated 1991 Incentive Plan [EXHIBIT 4.1(B) TO FORM S-8 DATED NOVEMBER 5, 1996]

*10.10 Form of Incentive Stock Option Agreements between Tescorp, Inc. and Tescorp, Inc. 1991 Incentive Plan Participants [EXHIBIT 10.3 TO FORM 10 DATED JUNE 27, 1990]

*10.11 Form of Term Loan Agreement dated July 3, 1995 between Osvaldo Rossi and Carlos Jose Saba and Austral Communications Corp. [EXHIBIT 99.1 TO FORM 8-K DATED JULY 18, 1995]

*10.12 Form of Term Loan Agreement dated December 20, 1995 between Osvaldo Rossi and Carlos Jose Saba and Austral Communications Corp. [EXHIBIT 99.1 TO FORM 8-K DATED JANUARY 4, 1996]

*10.13 Form of Subscription Agreement between Tescorp, Inc. and subscribers of common stock, $0.02 par value, of Tescorp, Inc. [EXHIBIT 4.1 TO FORM 8-K DATED MAY 8, 1995]

*10.14 Form of Subscription Agreements between Tescorp, Inc. and subscribers of the Series 1995 Preferred Stock $100.00 par value, of Tescorp, Inc. [EXHIBIT 4.4(B) TO FORM S-3 DATED FEBRUARY 29, 1996]

*10.15 Form of letter confirming subscription dated December 15, 1995 between Tescorp, Inc. and subscribers of the Series 1995 Preferred Stock $100.00 par value, of Tescorp, Inc. [EXHIBIT 4.4(C) TO FORM S-3 DATED FEBRUARY 29, 1996]

*10.16 Note and Warrant Purchase Agreement [EXHIBIT 10.28 TO POST EFFECTIVE AMENDMENT NO. 4 TO THE FORM S-2, FILED APRIL 10, 1997]

*10.17 First Amended and Restated Joint Venture Agreement dated December 9, 1994 to be effective April 7, 1994 [EXHIBIT 99.1 TO FORM 8-K FILED JULY 18, 1995]

*10.18 Second Amended and Restated Joint Venture Agreement dated February 28, 1996 to be effective as of December 31, 1995 [EXHIBIT 10.24(B) TO FORM S-3 FILED FEBRUARY 29, 1996]

*10.19 First Amendment to the Second Amended and Restated Joint Venture Agreement dated February 28, 1996 to be effective as of December 31, 1995 [EXHIBIT 10.24(B) TO FORM S-3 FILED FEBRUARY 29, 1996]

*10.20 Form of Stock Purchase Warrant dated as of December 21, 1995 issued to Arnhold and S. Bleichroeder, Inc. and assigns [EXHIBIT 10.27 TO AMENDMENT NO. 1 TO FORM S-2 FILED MARCH 29, 1996]

 22.1            Subsidiaries of the registrant

 23.1            Independent Auditors' Consent  -  KPMG Peat Marwick LLP
 27.1            Financial Data Schedule

         (b)     Reports on Form 8-K

                 None

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TESCORP, INC.


Date:  June 25, 1997                    By:   JACK S. GRAY, JR.
                                           ------------------------------------
                                              Jack S. Gray, Jr.
                                              President and Chief Operating
                                              Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 25, 1997                    By:   JACK R. CROSBY
                                           ------------------------------------
                                              Jack R. Crosby
                                              Chairman and Chief Executive
                                              Officer and Director

Date:  June 25, 1997                    By:   JACK S. GRAY, JR.
                                           ------------------------------------
                                              Jack S. Gray, Jr.
                                              President and Chief Operating
                                              Officer and Director

Date:  June 25, 1997                    By:   WINSTON J. CHURCHILL
                                           ------------------------------------
                                              Winston J. Churchill
                                              Director

Date:  June 25, 1997                    By:   J. KELLY ELLIOTT
                                           ------------------------------------
                                              J. Kelly Elliott
                                              Director

Date:  June 25, 1997                    By:   LEE A. LAHOURCADE
                                           ------------------------------------
                                              Lee A. Lahourcade
                                              Director

Date:  June 25, 1997                    By:   JOHN D. BECKER
                                           ------------------------------------
                                              John D. Becker
                                              Controller and Principal
                                              Accounting Officer

                                EXHIBIT INDEX



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

* 3.1 Restated Articles of Incorporation of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 3.1 TO FORM 8 DATED JULY 18, 1990]

  3.2 Articles of Amendment of the Articles of Incorporation for Tescorp, Inc. dated February 28, 1996

* 3.3 Bylaws of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 3.2 TO FORM 10 DATED JUNE 27, 1990]

* 4.1 Statement of Resolution Establishing and Designating the Series 1990 10% Convertible Preferred Stock of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 4.1 TO FORM 8 DATED JULY 18, 1990]

* 4.2 Statement of Resolution Establishing and Designating the Series 1995 8% Convertible Preferred Stock of Tescorp, Inc. filed December 18, 1995 [EXHIBIT 4.1 (B) TO FORM S-3 FILED FEBRUARY 29, 1996]

*10.01 Option Agreement between Tescorp, Inc. and John C. Kerr [EXHIBIT 10.5 TO FORM 8 DATED JULY 18, 1990]

*10.02 Warrant dated July 11, 1990 issued to National City Venture Corporation [EXHIBIT 10.7 TO FORM 8 DATED JULY 18, 1990]

*10.03 Warrant dated July 11, 1990 issued to Mid West Holdings Limited Partnership [EXHIBIT 10.8 TO FORM 8 DATED JULY 18, 1990]

*10.04           Warrant dated July 11, 1990 issued to Jack A. Morgan, Jr.
                 [EXHIBIT 10.9 TO FORM 8 DATED JULY 18, 1990]


*10.05 Asset Purchase Agreement among Input/Output, Inc., Tescorp Seismic Products, Inc. and Tescorp, Inc. dated February 4, 1994 [EXHIBIT 10.19 TO FORM 10-QSB DATED FEBRUARY 11, 1994]

*10.06 Asset Purchase Agreement among Tescorp, Inc. Clif Mock Company, Metserco Corporation, Wheatly*TXT Corp. and Mock Holdings, Inc. dated July 8, 1993 [EXHIBIT 2 TO FORM 8-K DATED JULY 21, 1993]

*10.07 Tescorp, Inc. 1993 Non-Employee Directors Stock Option Plan [EXHIBIT 10.21 TO FORM 10-KSB DATED JULY 1, 1994]

*10.08 Form of Stock Option Agreements between Tescorp, Inc. and Non-Employee Directors Stock Option Plan Participants [EXHIBIT
                 10.22 TO FORM 10-KSB DATED JULY 1, 1994]

*10.09 Tescorp, Inc. Amended and Restated 1991 Incentive Plan [EXHIBIT 4.1(B) TO FORM S-8 DATED NOVEMBER 5, 1996]

*10.10 Form of Incentive Stock Option Agreements between Tescorp, Inc. and Tescorp, Inc. 1991 Incentive Plan Participants [EXHIBIT 10.3 TO FORM 10 DATED JUNE 27, 1990]

*10.11 Form of Term Loan Agreement dated July 3, 1995 between Osvaldo Rossi and Carlos Jose Saba and Austral Communications Corp. [EXHIBIT 99.1 TO FORM 8-K DATED JULY 18, 1995]

*10.12 Form of Term Loan Agreement dated December 20, 1995 between Osvaldo Rossi and Carlos Jose Saba and Austral Communications Corp. [EXHIBIT 99.1 TO FORM 8-K DATED JANUARY 4, 1996]

*10.13 Form of Subscription Agreement between Tescorp, Inc. and subscribers of common stock, $0.02 par value, of Tescorp, Inc. [EXHIBIT 4.1 TO FORM 8-K DATED MAY 8, 1995]

*10.14 Form of Subscription Agreements between Tescorp, Inc. and subscribers of the Series 1995 Preferred Stock $100.00 par value, of Tescorp, Inc. [EXHIBIT 4.4(B) TO FORM S-3 DATED FEBRUARY 29, 1996]

*10.15 Form of letter confirming subscription dated December 15, 1995 between Tescorp, Inc. and subscribers of the Series 1995 Preferred Stock $100.00 par value, of Tescorp, Inc. [EXHIBIT 4.4(C) TO FORM S-3 DATED FEBRUARY 29, 1996]

*10.16 Note and Warrant Purchase Agreement [EXHIBIT 10.28 TO POST EFFECTIVE AMENDMENT NO. 4 TO THE FORM S-2, FILED APRIL 10, 1997]

*10.17 First Amended and Restated Joint Venture Agreement dated December 9, 1994 to be effective April 7, 1994 [EXHIBIT 99.1 TO FORM 8-K FILED JULY 18, 1995]

*10.18 Second Amended and Restated Joint Venture Agreement dated February 28, 1996 to be effective as of December 31, 1995 [EXHIBIT 10.24(B) TO FORM S-3 FILED FEBRUARY 29, 1996]

*10.19 First Amendment to the Second Amended and Restated Joint Venture Agreement dated February 28, 1996 to be effective as of December 31, 1995 [EXHIBIT 10.24(B) TO FORM S-3 FILED FEBRUARY 29, 1996]

*10.20 Form of Stock Purchase Warrant dated as of December 21, 1995 issued to Arnhold and S. Bleichroeder, Inc. and assigns [EXHIBIT 10.27 TO AMENDMENT NO. 1 TO FORM S-2 FILED MARCH 29, 1996]

 22.1            Subsidiaries of the registrant

 23.1            Independent Auditors' Consent  -  KPMG Peat Marwick LLP

 27.1            Financial Data Schedule