Form 10-Q
period 1997-06-30
TESCORP INC
filed 1997-08-13
CIK 865457

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                    No
                               ---                       ---

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                  Shares Outstanding at August 8, 1997
     Common Stock, $ .02 par value                 13,189,785


===============================================================================

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION

                         TESCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                       Assets                                    March 31, 1997      June 30, 1997
                                                                                 --------------      -------------
                                                                                                      (Unaudited)

Cash and cash equivalents                                                          $  1,623,375      $    796,508
Accounts receivable-subscribers, net                                                  2,208,417         2,265,348
Prepaid expenses and other assets                                                     1,306,904         1,137,539
Plant and equipment, net                                                             11,639,281        11,344,331
Franchise costs, net of amortization                                                 32,848,985        32,456,905
                                                                                   ------------      ------------
          Total assets                                                             $ 49,626,962      $ 48,000,631
                                                                                   ============      ============

                   Liabilities and Stockholders' Equity

Accounts payable                                                                   $  1,435,522      $  1,687,413
Accrued license and copyright fees                                                    1,795,300         1,693,619
Income taxes payable                                                                  1,384,833         1,540,684
Accrued payroll and social charges                                                      738,476           742,824
Accrued taxes                                                                           273,020           213,701
Other liabilities                                                                     2,229,614         1,846,017
Debt                                                                                  7,262,237         7,226,842
                                                                                   ------------      ------------
           Total liabilities                                                         15,119,002        14,951,100
                                                                                   ------------      ------------

Minority Interest                                                                       887,303           871,713
                                                                                   ------------      ------------

Stockholders' Equity:
     Preferred stock, $1 par value, 5,000,000 shares authorized: Series 1990
         Convertible preferred stock, $5 redemption value per share, 704,684 shares authorized and 693,864 shares issued and outstanding with an aggregate preference on liquidation of
         $3,469,320                                                                     693,864           693,864

         Series 1995 Convertible preferred stock, $100 redemption value per share, 200,000 shares authorized and 139,250 shares issued and outstanding with an aggregate preference on liquidation of
         $13,925,000                                                                    139,250           139,250

     Common stock, $.02 par value, 50,000,000 shares authorized and 13,178,007 and 13,189,785 issued and outstanding at March 31 and
     June 30, 1997, respectively                                                        263,560           263,796

     Additional paid-in capital                                                      66,508,484        66,552,931
     Accumulated deficit                                                            (33,984,501)      (35,472,023)
                                                                                   ------------      ------------
          Total stockholders' equity                                                 33,620,657        32,177,818

Commitments and contingencies                                                                --                --
                                                                                   ------------      ------------
          Total liabilities and stockholders' equity                               $ 49,626,962      $ 48,000,631
                                                                                   ============      ============


          See accompanying notes to consolidated financial statements.

                         TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 For the Quarters Ended June 30, 1996 and 1997
                                  (Unaudited)

                                                                     1996             1997
                                                                  -----------      -----------

Revenues                                                          $ 5,401,912      $ 7,128,763

Operating costs and expenses:
       Operating costs                                              3,915,365        5,202,358
       General and administrative expenses                            878,453          861,780
       Depreciation                                                   805,515        1,330,078
       Amortization of franchise costs                                332,720          443,596
                                                                  -----------      -----------
Total operating costs and expenses                                  5,593,053        7,837,812
                                                                  -----------      -----------
Operating loss                                                       (530,141)        (709,049)
                                                                  -----------      -----------

Other income (expense):
       Interest  income                                                87,545            2,258
       Other income                                                     6,748            3,019
       Interest expense                                               (38,798)        (319,874)
                                                                  -----------      -----------
Total other income (expense), net                                      55,495         (314,597)
                                                                  -----------      -----------
Loss before provision for income taxes                               (474,646)      (1,023,646)

Income tax expense                                                    113,363          114,232
                                                                  -----------      -----------
Loss before minority interests                                       (588,009)      (1,137,878)

Minority interest in the loss of consolidated subsidiaries             14,296           15,590
                                                                  -----------      -----------
Net loss                                                             (573,713)      (1,122,288)

Preferred stock dividends                                            (383,734)        (365,234)
                                                                  -----------      -----------

Net loss applicable to common stock                               $  (957,447)     $(1,487,522)
                                                                  ===========      ===========

Loss per share applicable to common stock                         $     (0.08)     $     (0.12)
                                                                  ===========      ===========


          See accompanying notes to consolidated financial statements.

                         TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 For the Quarters Ended June 30, 1996 and 1997
                                  (Unaudited)

                                                                                   1996              1997
                                                                                -----------      -----------

Cash flows from operating activities:
  Net loss                                                                      $  (573,713)     $(1,122,288)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation expense                                                           805,515        1,330,078
     Amortization of franchise costs                                                332,720          443,596
     Amortization of debt issuance costs                                                 --           45,800
     Deferred income tax expense                                                    (33,740)         (41,295)
     Minority interest in the loss of consolidated subsidiaries                     (14,296)         (15,590)
  Changes in operating assets and liabilities excluding effects of acquired businesses:
     Accounts receivable from subscribers                                          (183,575)         (56,931)
     Prepaid expenses and other assets                                              440,939          108,334
     Accounts payable                                                              (185,291)         251,891
     Accrued expenses and other liabilities                                         (21,444)        (343,103)
                                                                                -----------      -----------
         Net cash provided by operating activities                                  567,115          600,492
                                                                                -----------      -----------

Cash flows from investing activities:
  Property additions                                                               (454,030)      (1,035,128)
  Proceeds from principal repayment on mortgage receivable                            2,655           15,231
  Acquisition of cable television systems, net of cash acquired                  (1,831,930)         (51,516)
                                                                                -----------      -----------
         Net cash used in investing activities                                   (2,283,305)      (1,071,413)
                                                                                -----------      -----------

Cash flows from financing activities:
  Principal payments on debt                                                        (85,033)         (35,395)
  Dividends paid on preferred stock                                                (332,745)        (320,551)
  Exercise of warrants                                                              490,286               --
                                                                                -----------      -----------
         Net cash provided by (used in) financing activities                         72,508         (355,946)
                                                                                -----------      -----------

Net decrease in cash and cash equivalents                                        (1,643,682)        (826,867)

Cash and cash equivalents at beginning of period                                  8,529,100        1,623,375
                                                                                -----------      -----------
Cash and cash equivalents at end of period                                      $ 6,885,418      $   796,508
                                                                                ===========      ===========

Significant non-cash financing activities are as follows:
    Acquisition of Company's common stock in satisfaction of an
    outstanding obligation                                                      $    80,876      $        --
                                                                                ===========      ===========
    Distribution of common stock to holders of Series 1995 preferred
    stock electing to receive dividends in the form of common stock             $    50,989      $    44,683
                                                                                ===========      ===========


          See accompanying notes to consolidated financial statements.

TESCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 1997

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

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

         The Company is engaged in the business of acquiring and developing cable television systems and communications properties in Latin America. The Company continues to concentrate its operations in Argentina. The Company presently provides cable television service to eleven Argentine cities in six provinces.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made that are considered necessary for a fair presentation of the financial condition of the Company as of June 30, 1997, and of the results of its operations for the three month period then ended. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB, and any amendments thereto, which includes audited financial statements for the fiscal year ended March 31, 1997. Please note that certain amounts have been reclassified for comparability with the current year presentation.

NOTE 2 - LOSS PER COMMON AND COMMON EQUIVALENT SHARE

         Loss per common and common equivalent share attributable to common shareholders was computed by dividing net loss attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (12,603,811 and 13,179,560 for the three months ended June 30, 1996 and 1997, respectively). For the period ended June 30, 1996 and 1997, common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would cause an antidilutive effect.

         Fully diluted earnings per share amounts are not presented for the periods ending June 30, 1996 and 1997, because they do not materially differ from primary earnings per share or they are antidilutive.

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

RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

         During the period ended June 30, 1997, the Company operated cable television systems serving 11 cities, principally in southern Argentina. During the same period of the prior year the Company provided cable television service to eight Argentine cities. The Company acquired a competing cable television system serving Reconquista and Avellaneda, Santa Fe Province in August 1996, acquired another system serving Comodoro Rivadavia, Chubut Province in December 1996 and acquired two companies operating cable television systems serving the adjoining cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province in February 1997. In March 1997, the Company also acquired a company operating an ultra high frequency system competing with the Company in San Carlos de Bariloche, Rio Negro Province. The results of the operations of these acquired systems are included in the Company's Consolidated Financial Statements from the dates of their respective acquisition.

         Revenues. Revenues increased 32.0% from $5.4 million in the period ending in 1996 to $7.1 million in the period ending in 1997 primarily as a result of the acquisitions listed above. Aggregate subscriber revenue from the cable television systems in operation during both periods increased by approximately 5.0% over the same period in 1996 primarily as a result of a rate increase implemented in the Reconquista/Avellaneda market and from an increase in the number of basic subscribers served.

         Operating Costs. Operating costs increased 32.9% from $3.9 million in the period ending in 1996 to $5.2 million in the period ending in 1997 primarily as a result of the acquisitions listed above. As a percentage of revenues, Argentine cable television system operating costs increased from 72.5% in the period ending in 1996 to 73.0% in the period ending in 1997. Franchise and gross receipts taxes increased primarily as a result of the expiration of the Company's exemption from franchise fees payable to the Comite

Nacional de Radiodifusion ("COMFER"), the Argentine governmental agency that is analogous to the television broadcast division of the Federal Communication Commission, in Rio Gallegos and Ushuaia during fiscal 1997 and the implementation by the Province of Tierra del Fuego of a gross receipts tax equal to 3% of revenues in late fiscal 1997. The Company has requested extensions of the franchise fee exemptions retroactive to the original expiration dates from COMFER. However, the Company is not able to predict whether the extensions will be granted. Operating costs for the cable television systems in operation during both periods declined in 1997 when compared to 1996 as a result of reductions in personnel expenses, bad debts and other expenses achieved under the Company's management. One of the new systems incurred operating losses before depreciation and amortization, which reduced the Company's overall operating margins. The Company expects the financial performance of this system to improve significantly as restructuring and rebuilding measures are implemented.

         General and Administrative Expenses. General and administrative expenses decreased 1.9% from $878,000 for the period ending in 1996 to $862,000 for the period ending in 1997. As a percentage of revenues, general and administrative expenses decreased from 16.3% for the period ending in 1996 to 12.1% for the period ending in 1997.

         Depreciation and Amortization. Depreciation and amortization increased 55.8% from $1.1 million for the period ending in 1996 to $1.8 million in the period ending in 1997 due primarily to the amortization of franchise costs of the acquisitions listed above and the depreciation of capital expenditures in existing cable television systems and the additional cable television plant of the newly acquired companies.

         Other Income (Expense). The Company had net other income of $55,000 in the period ending in 1996, while it had net other expense of $315,000 in the period ending in 1997. This change was due primarily to an $85,000 decrease in interest income and a $281,000 increase in interest expense associated with debt incurred in the last quarter of the fiscal year ended March 31, 1997.

         Income Tax Expense. The Company experienced a net loss before provision for income taxes and minority interests for both periods. However, it incurred income tax expense in both periods primarily due to Argentine income tax regulations that prohibit the deduction of losses from one subsidiary against income from another subsidiary in a consolidated return.

         Preferred Stock Dividends. Preferred stock dividends decreased 4.8% from $383,000 in the period ending in 1996 to $365,000 in the period ending in 1997 due to the conversion of certain shares of the Company's Series 1995 8% Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company held $797,000 of cash and cash equivalents, all of which are held in accounts outside of the United States. Cash and cash equivalents are generally not subject to or impacted by changes in conditions or trends in any single industry. However, they may be subject to significant changes in overall economic conditions, and funds held in accounts outside of the United States may be subject to diminution in value because of foreign currency devaluation or governmental action.

         The Company's primary source of liquidity for the period was cash provided by operations. Cash provided by operations for the first quarter of fiscal 1997 was $600,000. The Company anticipates that cash provided by operations will increase during the year as the operating efficiencies are attained in the most recently acquired cable television systems.

         Cash used in investing activities for the period ending in 1997 was $1.1 million. Cash used in investing activities related primarily to capital expenditures to connect additional subscribers and to upgrade cable television systems.

         Cash used in financing activities in 1997 was $356,000. Cash used in financing activities during this period was primarily due to the repayment of debt and payment of dividends on preferred stock in the amount of $321,000.
The Company's Series 1995 Convertible preferred stock provides for cumulative, annual dividends in the amount of $8.00 per share payable on a quarterly basis. The Company's Series 1990 Convertible preferred stock provides for cumulative, annual dividends in the amount of $.50 per share payable on a quarterly basis. The Company has not paid dividends on its common stock, and it has no plans to make any such payments in the future.

         Working capital requirements vary with business conditions and the nature of the business being conducted. Management minimizes working capital requirements to the extent practicable. In the opinion of management, the Company has adequate cash flow from operations to meet the on-going operating requirements of the existing cable television systems through the fiscal year ending on March 31, 1998. The Company continues to be actively involved in the acquisition and development of cable television and communications properties in Argentina and Latin America, and it incurs expenses in identifying and pursuing opportunities before any acquisition decision is made. The Company is unable to predict the cost of its future projects or the amount of funds which will be available to fund those projects. Therefore, the Company is unable to determine its future funding requirements in connection with any potential acquisition.

         In August 1997, the Jack R. Crosby Inter Vivos Trust, a shareholder of the Company, made available to the Company a $500,000 unsecured revolving credit facility for working capital. Amounts outstanding under this facility are due and payable on demand and bear interest at the rate of 11.0% per annum. Jack R. Crosby, the Chairman of the Board and Chief Executive Officer of the Company, established the Trust, but is neither a trustee nor a beneficiary of the Trust. He disclaims beneficial ownership of the assets of the Trust, including the common stock of the Company. The loan from the Jack R. Crosby Inter Vivos Trust was approved by all of the disinterested directors of the Company who determined that the loan was on terms no less favorable to the Company than those which could have been obtained from unaffiliated third parties.

         The Company has filed a Registration Statement on Form S-2 with the Securities and Exchange Commission to register the offering for sale of the Company's common stock and the additional sale of shares held by certain selling shareholders (the "Underwritten Offering"). Proceeds from the Underwritten Offering would be used to consummate acquisitions, fund working capital requirements, retire the $6.0 million of Senior Notes at their maturity in February 1998, retire any amounts outstanding under the revolving credit agreement with the Trust and retire the Credit Facility (defined below) which may be incurred prior to consummation of the Underwritten Offering. The Company cannot predict whether it will be able to consummate the Underwritten Offering.

         The Company and an affiliate of one of the underwriters of the Underwritten Offering are negotiating the terms of a credit facility, in an amount between $10.0 million and $15.0 million (the "Credit Facility"), to be closed prior to the closing of the Underwritten Offering. The net proceeds of the Credit Facility, if any, will be used by the Company to repay the Interim Loan, for capital expenditures, including purchases of converter boxes, possible acquisitions and general working capital purposes, pending the closing of the Underwritten Offering. Any and all principal and interest outstanding under the Credit Facility will be repaid out of the Underwritten Offering and the Credit Facility will terminate as of the closing of the Underwritten Offering.


IMPACT OF INFLATION; EXCHANGE RATES

         Inflation has not had a material impact on the operations of the Company. In the opinion of management, inflation should not have a material impact on the results of operations in fiscal 1998. However, management is unable to predict future rates of inflation in Argentina or its financial impact on the Company.

         While management will monitor the exchange rates and take appropriate measures in response to perceived risks, the Company has no current plan to implement a policy of hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company could experience losses and a negative impact on earnings with respect to its holdings solely as a result of devaluation of the Argentine Peso against the U.S. Dollar. Argentina does not restrict the removal or conversion of local or foreign currency. However, there can be no assurance that such policies will not be adopted in the future in reaction to a sustained deterioration of their financial markets.


FOREIGN INVESTMENT RISK

         The Company's Argentine operations are directly affected by Argentina's government, economic and fiscal policy and other political factors. The Company believes that its financial condition and its results of operations have not been adversely affected by these factors to date. However, the Company cannot predict with any degree of certainty the likelihood that these elements will remain stable. Policy changes imposed by the Argentine government in any of these areas could have a material adverse effect on the Company.

         Management is currently seeking licensure of the Company or its subsidiaries to own and operate cable television systems in Argentina. To date and to the best knowledge of the Company, COMFER has issued licenses to two companies controlled by United States companies. However, the Company has no assurance that COMFER will approve its licensure. A decision by COMFER to deny the licensure of the Company or its affiliated entities could have a material adverse effect on the business, results of operations and financial condition of the Company.

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

         None

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 TESCORP, INC.



                                                 By: /s/ Jack S. Gray, Jr.
                                                     --------------------------
                                                     Jack S. Gray, Jr.
                                                     President and Chief
                                                     Operating Officer

                                                 By: /s/ Neil R. Austrian, Jr.
                                                     --------------------------
                                                     Neil R. Austrian, Jr.
                                                     Senior Vice President
                                                     and Chief Financial
                                                     Officer
                                                     (Principal Financial
                                                     Officer)




Austin, Texas
August 12, 1997

                               INDEX TO EXHIBITS



EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------

  27                         FDS
