Form 10KSB40/A
period 1997-03-31
TESCORP INC
filed 1997-08-15
CIK 865457

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                             -----------------------

                                 FORM 10-KSB/A
                                (AMENDMENT NO.1)
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended March 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-18663
                           ---------------------------

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

                       ------------------------------

              Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES  [X]       NO [ ]

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

       At June 27, 1997 the aggregate market value of Common Stock, $0.02 par value of the Registrant held by non-affiliates was $34,574,972.

       At June 27, 1997, the registrant had 13,189,785 outstanding shares of Common Stock, $0.02 par value.

       Transitional Small Business Disclosure Format (check one):

                             YES [ ]    NO [X]

       This Annual Report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act (and
Section 21E of the Exchange Act). The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of the Registrant, its directors or its officers with respect to, among other things: (i) trends affecting the Registrant's financial condition or results of operations; (ii) the Registrant's financing plans; (iii) the Registrant's business and growth strategies; and (iv) the declaration and payment of dividends. Shareholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Annual Report including, without limitation, the information set forth under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," as well as information contained in the Registrant's filings with the Securities and Exchange Commission, identify important factors that could cause such differences.

ITEM 1.  DESCRIPTION OF BUSINESS

       Tescorp, Inc. ("Tescorp" or the "Company") acquires, develops and operates cable television and telecommunication systems in the Republic of Argentina ("Argentina"), with concentrations in the Patagonia and Tierra del Fuego regions. Management anticipates that it will continue to focus the Company's acquisition activity in Argentina. However, the Company is also exploring cable and other telecommunications opportunities in other Latin American markets that are consistent with the Company's strategy. At March 31, 1997, the Company provided cable television service to approximately 69,000 subscribers. In addition, the Company holds a license to provide data services to its customers under the name "Patagonia On-Line(TM)."

       To facilitate the acquisition and management of its Argentine cable television systems and to comply with Argentine regulatory policies, Tescorp entered into a contractual joint venture (the "Joint Venture"). Tescorp, through its subsidiary, Austrial Communications Corp., and its Joint Venture partners (the "Joint Venture Partners") organized Comunicaciones Austral S.A., Cabledifusion S.A. and SMR S.A. (collectively, the "Argentine Joint Venture Companies") to acquire and manage companies that operate cable television systems in Argentina (the "Argentine Cable Companies"). The Argentine Joint Venture Companies are owned 97% by the Company and 3% by the Joint Venture Partners.

       From April 1994 (when the Company acquired its first cable television system) through June 1997, the Company acquired 15 cable television companies in 13 transactions. The acquisitions have been completed at an average price of approximately $605 per subscriber, an amount that management believes is lower than the average price per subscriber paid by the major MSOs in the Argentine market.

       The Company owns and manages the Argentine Cable Companies through the Argentine Joint Venture Companies, which are owned 97% by Tescorp and 3% by its Joint Venture Partners, with the Company having an additional preference to receive the aggregate amount of its advances to those subsidiaries, plus 12% per annum (the "Priority Return"), in preference to any other distributions. The Company has granted to third party a 1% profits interest in its ownership in the Argentine Joint Venture Companies. Therefore, the Company has the right to receive 100% of the distributions from the Argentine Joint Venture Companies until it has received the Priority Return, and 96% of the distributions thereafter.

HISTORY

       The Company was incorporated in 1980 and, through fiscal 1994, it operated businesses in the oil and gas service industry. The Company's only remaining operations in that industry were sold in February 1994, and in April 1994 the Company commenced its current business strategy with the acquisition of its first cable television system in Argentina. Since that time, the Company has operated exclusively in the cable television business in Argentina.

ARGENTINE MARKET

       Management believes that Argentina is an attractive market because of the following factors:

       Attractive Demographics. Argentina represents the third largest market in Latin America with a total population of 34.8 million. Management estimates that 88% of the approximately 10.6 million households are located in densely-populated cities, which contributes to the efficient utilization of telecommunications technologies, particularly cable television. The population is relatively affluent and well-educated. Argentina's 1996 per capita Gross Domestic Product ("GDP") was $8,132, the highest in Latin America, and the nation's literacy rate of approximately 96% is among the highest in the world.

               1996 Latin America GDP Per Capita in U.S. Dollars

                                    [CHART]

              Positive Economic Environment; Stable Currency. In 1991, the Argentine government implemented a currency board system (the "Convertibility Plan") and adopted or implemented economic reform laws based upon the adoption of free market policies, the privatization of state-owned businesses, and the reduction of the role of government in business (collectively, the "Economic Reform Plan") to promote a stable currency, free market policies and economic efficiencies. Under the Convertibility Plan, every Argentine Peso in circulation is fully backed by one U.S. Dollar held in deposit by the Banco Central de la Republica, and the Argentine Peso is convertible on a one-for-one basis into U.S. Dollars. The Economic Reform Plan resulted in the adoption of free market policies, the privatization of state-owned businesses, and the reduction of the role of government in business. Passage of and adherence to the Convertibility Plan and Economic Reform Plan is generally considered to have resulted in a stabilization in the value of the Argentine Peso relative to the U.S. Dollar, a sharp reduction in the level of inflation, economic growth, the influx of foreign investment, improvements in infrastructure, and increased economic efficiency. Since 1994, the inflation rate in Argentina has been lower than that of the United States, and the Argentine Peso has traded on world markets on parity with or at a slight discount to the U.S. Dollar. See "-- Risk Factors -- Country Risks -- Argentine Economic Risks."

       Strong Demand for Cable Television Services. The cable television industry in Argentina delivers service to approximately 5.2 million subscribers. The average revenue per cable subscriber is approximately $32.00 per month compared to approximately $36.00 per month in the United States and the penetration of cable television is the second highest in the world at approximately 49% compared to approximately 68% penetration in the United States. The following table summarizes Latin American cable television penetration:

                                    [CHART]

Management believes that the following factors have contributed to the high penetration of cable television in Argentina:

       o      High demand for sports, news and movie entertainment
       o High relative population density and ready availability of aerial space required for economic construction of cable television systems
       o      Highest per capita GDP in Latin America
       o Generally, fewer than four "over-the-air" signals available outside of Buenos Aires
       o Improved quality of signal received by cable television subscribers

       Industry Fragmentation. Management estimates that the Argentine subscription television market is served by as many as 1,000 independent companies. This highly fragmented environment resulted from regulations adopted in 1958 that limited licensure to Argentine individuals and prohibited licensees from holding more than one license. In 1992, these regulations were amended to allow companies and individuals to hold multiple licenses, which stimulated market consolidation and facilitated the organization of MSOs.

       Possible Future Convergence with Telephony.   At present, Argentine
cable television systems are prohibited from offering telephony services, and Telecom Argentina STET - France Telecom S.A. ("Telecom") and Telefonica de Argentina S.A. ("Telefonica"), the holders of the two geographic monopoly concessions for telephony, are prohibited from offering video programming. The monopoly concessions granted to Telecom and Telefonica expire in November 1997, but they have the right to apply for an extension of their concessions through November 2000. Upon expiration of the telephone monopoly period, management believes that the telecommunications industry will be significantly deregulated and telecommunications convergence will occur as multiple services are offered for sale through common delivery systems. While the timing and scope of such deregulation is uncertain, management believes that deregulation of the telecommunications industry will enable the Company and other telecommunications providers to bundle telephony, video and data services for delivery to customers through integrated telecommunications networks. See "-- Competition" and "-- Risk Factors -- Competition."

ACQUISITION AND EXPANSION STRATEGY

     From April 1994 (when the Company acquired its first cable television system) through June 1997, the Company acquired 15 cable television companies in 13 transactions. The acquisitions have been completed at an average price of approximately $605 per subscriber, an amount that management believes is lower than the average price per subscriber paid by the major MSOs in the Argentine market. The following table summarizes certain information regarding the acquisitions of the Company's cable television systems:

                          TESCORP ACQUISITION HISTORY

                                                                                  PURCHASE        ESTIMATED       PURCHASE
                                                                      DATE         PRICE         SUBSCRIBERS     PRICE PER
             NAME OF COMPANY                LOCATION OF OPERATIONS  ACQUIRED   (IN THOUSANDS)   AT ACQUISITION   SUBSCRIBER
             ---------------                ----------------------  --------   --------------   --------------   ----------
Televisora Austral S.A.                     Ushuaia, Tierra del       4/7/94      $ 1,500            2,700          $556
                                            Fuego Province
Canal 2 TV Austral S.A.(1)                  Rio Gallegos, Santa      8/16/94        4,900           10,100           485
                                            Cruz Province
Reconquista Televisora Color S.R.L.(2)      Reconquista, Santa Fe    12/9/94        4,587            8,600           533
                                            Province
Avellaneda Video Cable S.R.L.(2)            Avellaneda, Santa Fe      2/7/95        1,320            2,600           508
                                            Province
Cable Vision Gallegos S.A.(1)               Rio Gallegos, Santa       3/1/95        1,850            3,300           561
                                            Cruz Province
Teveca S.R.L.(3)                            San Carlos de             7/3/95        6,480            8,450           767
Cable Plus Bariloche S.A.(3)                Bariloche, Rio Negro
                                            Province
SIR TV S.R.L.                               Trelew, Rawson &        12/20/95        6,500           12,000           542
                                            Puerto Madryn, Chubut
                                            Province
TV Nieve S.A.(4)                            Ushuaia, Tierra del       4/1/96        1,350            1,400           964
                                            Fuego Province
Canal 4 Rawson Video Cable(5)               Rawson, Chubut           5/31/96          500            1,000           500
                                            Province
TV SIS S.R.L.(2)                            Reconquista and          8/30/96        1,450            3,100           468
                                            Avellaneda, Santa Fe
                                            Province
Comodoro Rivadavia Sociedad Comercial       Comodoro Rivadavia,     12/23/96        3,500            4,130           847
  Colectiva de Television y                 Chubut Province
  Radiodifusion(5)
Cable Viedma S.R.L.(6)                      Viedma, Rio Negro        2/28/97        6,300            9,300           677
Televiedma S.R.L.(6)                        Province
                                            Carmen de Patagones,
                                            Buenos Aires Province
Vision Codificada S.A.(3)                   San Carlos de             3/1/97          960            1,380           696
                                            Bariloche, Rio Negro                  -------           ------          ----
                                            Province
TOTAL/AVERAGE                                                                     $41,197           68,060          $605(7)
                                                                                  =======           ======          ====

---------------

(1) Presently known as Cablemax S.A.
(2) Presently known as ARTV S.A.
(3) Presently known as BTC S.A., which is 80% owned by the Company through the Argentine Joint Venture Companies. Teveca S.R.L. and Cable Plus Bariloche S.A. were acquired simultaneously. Vision Codificada S.A. was subsequently acquired.
(4) Presently known as Televisora Austral S.A.
(5) Presently known as Transcable S.A.
(6) Cable Viedma S.R.L. and Televiedma S.R.L. were acquired simultaneously.
(7) Calculated as a weighted average.

       The Company plans to continue to pursue an aggressive expansion strategy primarily through the acquisition of existing cable television systems. The Company will also consider the establishment of new television systems where existing systems are not available at favorable prices. The Company seeks to maintain a highly disciplined approach to expansion through the consideration of many factors, including the: (i) cost of acquisition per subscriber; (ii) cost of acquisition as a multiple of projected cash flow; (iii) competitive nature of the market; (iv) pricing of services; (v) technical conditions of the acquired company; and (vi) the availability and cost of financing.

       The Company identifies potential candidates for acquisition through direct relationships with sellers, referrals and opportunities presented by third parties. The Company believes that the Argentine telecommunications industry is in the process of consolidating and that there are numerous acquisition opportunities. The Company is presently evaluating and negotiating a number of potential acquisitions, none of which are, individually, material to the Company. There can be no assurance, however, that the Company will be able to identify and acquire cable companies on terms favorable to the Company in the future. See "-- Risk Factors -- Sustainability of Recent Growth Through Acquisitions."

       Since April 1994, the Company has expanded from a single cable television system to a network of 13 systems in 11 cities, operating in seven "clusters." The Company has focused its acquisition activities by concentrating geographically, clustering its systems and consolidating existing markets.

       Concentrating Geographically. The Company concentrates acquisition and expansion efforts on specific geographic areas to achieve strategic presence. Management believes that geographic considerations are of major importance in the ongoing consolidation of the Argentine cable television market and the anticipated convergence of telecommunications services.

       Clustering. The Company focuses its acquisition efforts on creating "clusters" of cable television systems. Cable television clusters enable the Company to benefit from economies of scale through reduced marketing and personnel costs, particularly in systems where cable television service can be delivered through a central head-end reception facility. Clusters allow the Company to utilize high level management personnel more cost effectively by spreading the cost of this personnel over a group of systems clustered within relatively close geographic proximity. In addition, the speed and cost effectiveness of deploying new products and services are enhanced in operating clusters. The Company has employed such clustering techniques in the Avellaneda/Reconquista, Carmen de Patagones/Viedma, and Rawson/Trelew markets.

       Consolidating Existing Markets. Historically, the Company has acquired cable television systems within markets served by more than one cable television system. Over time, the Company seeks to consolidate markets through acquisition or attrition. The Company believes that such consolidation increases customer stability and contributes to improved operating and financial performance. The Company has consolidated markets through the acquisition of competing cable television systems in San Carlos de Bariloche, Carmen de Patagones, Rawson, Rio Gallegos, Trelew, Ushuaia and Viedma. The Company has also consolidated markets through the acquisition of companies providing competing subscription television through alternative technologies in Bariloche (UHF system) and Ushuaia (MMDS system).

OPERATING STRATEGY

       The Company seeks to maximize the financial performance of its cable television systems by: (i) emphasizing customer satisfaction and retention;
(ii) standardizing operations; and (iii) upgrading and expanding existing networks. A long-term strategy of the Company is to develop an interactive, integrated network that would enable the bundling of video, voice and data services.

       Emphasizing Subscriber Satisfaction and Retention. Management of the Company believes that its subscriber base is among its most important assets.
A primary goal of the Company is to retain existing subscribers by providing a high quality service that is perceived to be an excellent value relative to its costs, which management believes leads to increased subscriber satisfaction, reduced subscriber turnover and heightened subscriber interest in purchasing additional Company services. Specific measures taken by the Company to emphasize subscriber satisfaction and retention include:

       o Customizing Program Offerings. The Company customizes the mix of programming selections distributed to subscribers in a manner intended to meet the individual needs of each community served.

       o Improving Signal Quality. Upon acquiring a cable television system, the Company initiates immediate action to improve the quality of signal received by subscribers, thereby improving television picture quality. This typically involves rebuilding the cable television headend facility and repairing the network.

       o Improving Customer Service. The Company also implements a standardized organizational structure, provides specialized employee training and utilizes a customized subscriber billing and management system to improve the competence and timeliness of customer service at acquired cable television systems.

       o Increasing Subscriber Communication. The Company has implemented a policy of delivering to subscribers, on a monthly basis, programming guides and invoices for payment. This enables the Company to communicate regularly with subscribers regarding new service offerings and policy changes.

       o Maintaining Strong Community Image. The Company endeavors to project a strong community image through professional conduct, visible improvements in service and plant, and involvement in local affairs. Through local managers and branding, the Company strives to maintain a strong local presence.

       Standardizing Operations. The systems acquired by the Company have had dissimilar operations. Upon consummation of an acquisition, the Company immediately begins to standardize operations to create a homogeneous operating environment that provides uniform and timely financial reporting, strong cash controls, uniform organization, improved service to customers and reliable communications. This typically results in improvements in the financial performance and operating efficiencies of its cable television systems. Specific measures taken by the Company include:

       o Standardizing Procedures. The Company implements standardized procedures for connecting, disconnecting and billing customers, and begins delivering to subscribers monthly invoices for payment and a programming guide.

       o Installing Communications Systems. The Company installs a local area network and electronic mail system to provide for timely and cost effective communication and data transfer between the corporate headquarters, regional offices and individual cable television operations.

       o Centralizing Accounting and Administrative Functions. The Company standardizes the general ledger accounting system and accounts receivable system and consolidates most administrative functions, including the acquisition of programming, at its regional and corporate headquarters.

       o Training Personnel. The Company provides on-going training to its managers, customer service representatives, accounting personnel and technical personnel to improve operating efficiencies and customer service.

       Upgrading and Expanding Existing Networks. The Company's current systems have a bandwidth of 300 Mhz to 330 Mhz, which enables the Company to deliver an average of approximately 35 channels of programming. The Company plans to upgrade existing systems in selected markets to 550 Mhz to 750 Mhz bandwidth, thereby enabling it to provide better value to its customers by: (i) increasing the number of program channels offered; (ii) offering additional services; and (iii) improving service to customers. Expanding existing networks will provide an opportunity to increase the subscriber count by extending service to homes not previously served by the Company and to increase revenues per subscriber by selling additional services. In Fiscal 1996, the Company began offering a premium soccer channel to subscribers and achieved an average 21% penetration at June 30, 1997. Additionally, the Company has begun installing converter boxes in certain of its markets to reduce piracy and increase revenue through improved penetration.

       Developing an Interactive, Integrated Network. A long-term strategy of the Company is to develop an interactive, integrated telecommunications network, which would enable the Company to bundle multiple types of telecommunications services for sale to subscribers. Such a network would enable the Company to increase revenues from the sale of additional services, to improve signal quality and network reliability and to solidify market share.

       The Company currently operates a separate network in each city served that consists primarily of a coaxial cable television network designed with "tree and branch" architecture and supplemented in certain markets with Microwave Multi-Point Distribution Systems ("MMDS") or ultra high frequency systems ("UHF") technologies. In each of its markets, the Company has designed a new hybrid fiber optic, coaxial cable ("HFC") network featuring an architecture commonly referred to as "fiber to the node." The HFC design would provide the Company with the technical capacity to transmit and receive signals from subscribers, thereby facilitating the sale of additional telecommunications services.

       The Company believes that a good opportunity exists to sell bundled services to subscribers for additional cost. The Company presently holds the licenses necessary to provide certain data transmission services using the name "Patagonia On-Line(TM)," which services may include internet, intranet and e-mail services. Deregulation of the telecommunications industry in Argentina could provide the Company with the legal authority to provide additional types of telecommunications services such as telephony and voice communications. Approximately 70% of the Company's subscribers pay their monthly bill in person at the Company's offices, which creates an opportunity for employees of the Company to sell additional services to subscribers in person.

       The ability of the Company to bundle services for sale to subscribers depends, to a certain extent, upon deregulation of the telecommunications market and the timing of the construction of an integrated telecommunications network. At present, the Company is not able to predict whether the telecommunications industry will be deregulated. The timing of the construction of an integrated network will be determined by the availability of capital for such projects, determination by management of the relative merits of developing an interactive network versus expanding operations through acquisition, the status of deregulation, and other factors. See "-- Argentine Market."

ARGENTINE CABLE TELEVISION OPERATIONS

       The Company's 13 cable television systems are organized into seven locally managed clusters providing cable television service to 11 cities in Argentina. At March 31, 1997, the Company's cable television systems passed approximately 131,000 homes and provided services to approximately 69,000 subscribers. In eight of the 11 markets served, the Company is the sole provider of cable television services. In all of those markets, the number of terrestrial or "over-the-air" video television signals available is less than four, and these signals are typically re-transmissions of the "superstations" serving Buenos Aires, the capital of Argentina.

       Cable television is the primary technology utilized by the Company for the distribution of video television signals. In the Bariloche and Ushuaia markets, the Company supplements its cable television systems by delivering video programming to subscribers using UHF and MMDS technologies, respectively, to complement its cable television operations and improve its ability to serve the target market and surrounding markets cost effectively. Additionally, MMDS and UHF provide alternative mechanisms for the Company to segment or tier channel offerings.

       The Company's cable television systems offer customers packages of programming services sold in basic and premium tiers. Subscribers purchasing the basic tier of service receive a variety of program services featuring movie, news, weather, sports, music, children's, women's and local programming. The Company customizes the mix of programming selections distributed to basic subscribers in a manner intended to meet the individual needs of the community served. Basic subscribers have the option to purchase a channel of premium sports programming. An upgrade and the introduction of addressable converter boxes would provide the Company an opportunity to increase the number of premium services. The rate charged for the basic and premium tiers varies by market.

       The following table sets forth certain information for each of the Company's cable television systems:

                   CABLE TELEVISION SYSTEMS AND SUBSCRIBERS
                                JUNE 30, 1997


----------------------------------------------------------------------------------------------------------------------------
                                                                      HOMES                                       BASIC
                                                      COMPETITION   IN SERVICE     HOMES          BASIC        SUBSCRIBERS
     NAME OF COMPANY      LOCATION OF OPERATIONS       IN MARKET     AREA (1)   PASSED (2)    SUBSCRIBERS      PENETRATION
----------------------------------------------------------------------------------------------------------------------------
Televisora Austral S.A.   Ushuaia,                         No            9,844       9,450             5,577       59%
 & TV Nieve S.A.          Tierra del Fuego Province

Cablemax S.A.             Rio Gallegos,                    No           18,568      17,825            13,623       76%

ARTV S.A.                 Reconquista & Avellaneda         No           16,923      16,246            11,442       70%
                          Santa Fe Province

BTC S.A. &                San Carlos de Bariloche          No           18,340      17,606            11,104       63%
 Vision Codificada S.A.   Rio Negro Province

SIR TV S.R.L.             Trelew & Rawson Puerto          Yes           37,258      35,768            11,432       32%
                          Madryn, Chubut Province

Transcable S.A.(4)        Rawson,                         Yes            5,415       5,198             2,161       42%
                          Chubut Province

Transcable S.A.(4)        Comodoro Rivadavia,             Yes           36,138      12,000             5,608       47%
                          Chubut Province

Cable Viedma S.R.L.       Viedma, Rio Negro Province       No           18,638      17,892             9,338       52%
 & Televiedma S.R.L.      & Carmen de Patagones,
                          Buenos Aires Province
----------------------------------------------------------------------------------------------------------------------------
TOTAL/AVERAGE                                                          161,124     131,985            70,285       53%(5)
----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
                                PREMIUM     PREMIUM                PREMIUM  SUBSCRIPTION
                                SOCCER       SOCCER      BASIC     SOCCER    REVENUE PER
     NAME OF COMPANY          SUBSCRIBERS  PENETRATION   RATE (3)   RATE     SUBSCRIBER
-----------------------------------------------------------------------------------------
Televisora Austral S.A.           1,771        32%       $45.00     $8.00     $48.46
 & TV Nieve S.A.

Cablemax S.A.                     4,224        31%        35.00     $8.00      37.92

ARTV S.A.                         2,161        19%        27.00     $8.00      28.78


BTC S.A. &                        1,237        11%        35.00    $12.00      38.09
 Vision Codificada S.A.

SIR TV S.R.L.                     2,169        19%        26.58     $8.00      28.38


Transcable S.A.(4)                  426        20%        25.00     $8.00      25.31


Transcable S.A.(4)                1,337        24%        25.00     $8.00      27.50


Cable Viedma S.R.L.               1,097        12%        33.00     $9.00      34.36
 & Televiedma S.R.L.
-----------------------------------------------------------------------------------------
TOTAL/AVERAGE                    14,422        21%(3)    $31.75(5)  $8.42(5)  $34.05(5)
-----------------------------------------------------------------------------------------


(1)  Based upon 1991 Argentine Census.

(2)  Estimated by the Company.

(3) Rate for "Basic Service". The Company has other rates for different classes of subscribers.

(4)  Operates as one cluster.

(5)  Percentages and dollar amounts calculated as weighted averages.

       Subscribers generally pay fixed monthly fees for basic and premium cable television services, which constitute the principal sources of revenues to the Company. In addition, other sources of potential revenue for the Company include the sale of advertising time on locally originated and satellite delivered programming services.

       The Company's cable television systems have an average capacity of approximately 35 channels, and all are fully operational. The Company plans to rebuild and modify certain systems to increase channel capacity and improve signal quality. The Company also intends to extend certain cable television systems to cover areas not previously served. See "-- Operating Strategy -- Upgrading and Expanding Existing Networks."

       With the exception of the cable television system serving Ushuaia, the Company's systems are not equipped with addressable decoding converters. Addressable decoding converters permit the Company to encrypt program signals and remotely activate and deactivate subscriber service, thereby reducing piracy and increasing operating efficiency. In March 1997, the Company began installing addressable decoding converters in Ushuaia. The Company will determine whether to expand the use of addressable decoding converters in certain of its other markets based upon the results experienced in Ushuaia.

PROGRAMMING SUPPLIERS

       Video programming is acquired under contract from numerous international, domestic and local suppliers. International and domestic suppliers typically supply programming to the Company in encrypted digital format via satellite transmission. Local programming is originated by subcontractors at the Company's facilities. The Company's programming contracts are generally for a fixed period of time and are subject to negotiation upon renewal. The Company believes that it has satisfactory relations with all of its programming suppliers. See "-- Risk Factors -- Reliance on Sole Supplier for Soccer Programming."

CABLE ENTRY INTO TELECOMMUNICATIONS

       In 1990, the Argentine government privatized the historically inefficient state-owned telephone company. A monopoly for telephone service in the northern region was granted to Telecom and a monopoly for telephone service in the southern region was granted to Telefonica. Through a 50/50 joint venture, the two companies hold a monopoly on domestic and international long distance services, and they also control certain data transfer businesses. Although the privatization has led to improvements in service quality and upgrades to digital switching, the cost of telephone service remains expensive relative to United States standards. In Argentina, telephone penetration is 18 telephone lines per 100 persons, compared to 62 telephone lines per 100 persons in the United States. The monopoly concessions granted to Telecom and Telefonica expire on November 7, 1997, but Telecom and Telefonica have the right to apply for an extension of their concessions through November 7, 2000.

       Management believes that Telecom, Telefonica and other local telephony providers will view cable television technology as a means of introducing telecommunications services into new territories. Recent developments in the Argentine market indicate that major telecommunications providers are acquiring interests in cable television companies to position themselves for possible deregulation and convergence. These acquisitions have included: (i) the acquisition of a 20% ownership interest in Multicanal S.A., the largest cable television company in Argentina, by an affiliate of Telefonica; (ii) the acquisition of a 51% ownership interest in a major cable television operation located in Neuquen Province of Argentina by affiliates of Telecom; and (iii) the acquisition of a 50% ownership interest in the parent of Video Cable Comunicaciones S.A., the second largest cable television company in Argentina, by US West Media, Inc., an affiliate of US West Company. See "-- Risk Factors -
- Competition."

COMPETITION

       Cable television systems, such as the systems operated by the Company, are subject to competition from several alternative means of signal transmission including but not limited to MMDS, UHF, Microwave Master Antenna Television Systems ("MATV"), Satellite Master Antenna Television Systems ("SMATV"), Home Satellite Television Systems ("HSTV") and Direct Broadcast Satellite ("DBS"). In addition, cable television systems are subject to competition from other communications and entertainment media, including movie theaters, live sporting events, interactive computer programs and home video products such as video cassettes.

       Certain providers recently began offering DBS in Argentina. The advantages of DBS include the quality of signal and quantity of channel offerings. Management of the Company believes that disadvantages of DBS, especially with regard to Argentina include: high subscriber equipment costs; lack of local programming offered (for example, local news, weather and sports), which has been historically produced and delivered by cable television operators; relatively high penetration of cable television into Argentine households (approximately 49%); and relatively low penetration of telephones into households, which may inhibit purchases of "pay per view" programming. While DBS has obtained an approximate 8% penetration of homes passed by cable television in the United States, penetration in Argentina is insignificant. Nonetheless, the potential exists for DBS to garner a significant share of the market in the future.

       In the United States, regional telephone companies have announced plans to begin offering cable television service through fiber optic trunk lines and coaxial or copper drops or distribution networks. At present, Argentine telephone companies are prohibited from supplying video programming to subscribers through the telephone system. However, active discussions are reportedly occurring in the executive and legislative branches of the Argentine government with regards to a possible deregulation of the telecommunications industry, including deregulation of providers of voice, data and video services. Affiliates of Telefonica and Telecom have acquired interests in cable television systems in Argentina. Management also believes that the Argentine telecommunications industry may be deregulated during the period from 1998 to 2000, and that such deregulation could enable the Company to provide a broad range of telecommunications services to its existing subscriber base. Deregulation would likely result in direct competition among telephone companies and cable television companies with regard to the supply of voice, data and video signals.

       Argentina authorizes competitive cable service in the same markets. Accordingly, in several of its current markets, the Company faces competition from other cable television systems for the same subscribers. Also, there are few regulatory barriers keeping competitors from entering markets currently serviced principally by the Company. It is likely that many of the cable television companies targeted by the Company for future acquisition will be engaged in direct competition with other operations in a given market, requiring multiple acquisitions to secure the market, if such acquisitions can be consummated.

REGULATION

       The Comite Nacional de Radiodifusion ("COMFER"), an Argentine governmental agency that is analogous to the television broadcast division of the Federal Communications Commission in the United States, licenses and regulates cable television operations in Argentina. Prior to October 20, 1994, Argentine law was unclear as to whether persons or entities other than Argentine citizens could legally hold licenses to operate cable television systems, and management was advised that COMFER would likely reject applications to operate such systems submitted by non-Argentine citizens.

       Effective October 20, 1994, the United States and Argentina ratified the Treaty Concerning the Reciprocal Protection and Encouragement of Investment (the "Bi-Lateral Treaty"), which allows, among other things, for the ownership of Argentine cable television systems by companies domiciled in the United States. Effective March 27, 1995, COMFER promulgated Resolution No. 350/95 relating to the approval of companies domiciled in the United States to own and operate Argentine cable television systems, and a representative of COMFER has indicated to the Company's management that COMFER no longer will distinguish between Argentine and United States applicants in the licensure process. To the knowledge of the Company, COMFER has issued licenses to two companies controlled by United States companies since that time. The Company intends to seek authorization from COMFER as a principal owner of its subsidiaries. The Company has no assurance that COMFER will approve the Company as an owner of its subsidiaries. A decision by COMFER to deny such approval would require the Company to continue to operate systems pursuant to licenses that are held by subsidiaries whose owners may not have been approved by COMFER, which could have a material adverse effect on the business, results of operations and financial condition of the Company. See "-- Risk Factors -- Issuances of Licenses."

EMPLOYEES

       At March 31, 1997, the Company employed five full-time employees in the United States, and contracted with an affiliate of Jack R. Crosby, the Chairman of the Board and Chief Executive Officer of the Company, for services provided on a part-time basis by five additional persons. None of these employees is represented by a labor union. The Company has not experienced any work stoppages or strikes in the United States as a result of labor disputes. The Company considers its relations with its United States employees to be good.

       At March 31, 1997, the Company had 228 employees in Argentina, of which 171 are members of the Sindicato Argentino de Television ("SAT"), a union representing employees of the cable television industry. The Asociacion Argentine de Television por Cable ("ATVC") is the Argentine cable television trade association. Certain members of ATVC and SAT entered into the Convencion Colectiva de Trabajo Nacional para Circuitos Cerrados No. 223/75 (the "Convencion"), which prescribes work rules for employees of cable television companies in Argentina. The Company is required by law to adhere to the Convencion regarding its Argentine operations whether or not its employees are members of SAT. The Company has not experienced any work stoppages or strikes in Argentina as a result as a result of labor disputes. Management believes that the Company has fully complied with the terms of the Convencion and that the relationships between the Company, its Argentine employees and SAT are good.

RISK FACTORS

       Country Risks. Substantially all of the Company's assets and operations are located in Argentina, which is generally considered to be an emerging market. In addition, the Company is exploring opportunities in other Latin American markets. Emerging markets, including Argentina and the other countries in which the Company is exploring opportunities, are more volatile and less developed economically and politically than markets in the United States and Western Europe. Relatively minor changes in economic, political and governmental conditions in the Company's markets may result in significant adverse economic consequences, which in turn could have a detrimental impact on the business, results of operations and financial condition of the Company. Therefore, an investment in the Company is riskier than it would be if the Company's assets and operations were located in the United States.

              Argentine Governmental Risks. The Argentine government exercises significant influence over many aspects of the Argentine economy. Accordingly, Argentine governmental actions concerning the economy could significantly affect private sector entities in general, and the Company in particular. Argentine governmental activities may also affect the ability of foreign companies to transact business in Argentina, market conditions, and prices and returns on securities issued by companies with significant investments in Argentina, including the Company.

       Prior to 1981, Argentina experienced alternating periods of democratically elected governments and military interventions, which resulted in significant inconsistencies in governmental policy. Although Argentina held its third consecutive democratic Presidential election in 1995, there can be no assurance that Argentina will continue to be governed through a democratic form of government. Any military intervention or other change in the form of government could result in changes in governmental and economic policies, which could have an adverse impact on the business, results of operations and financial condition of the Company.

              Argentine Economic Risks. In the past, Argentina has experienced periods of slow or negative economic growth, high inflation, large currency devaluations and limited availability of foreign exchange. Prior to 1992, the Argentine economy experienced hyper-inflation and periods of extreme economic volatility and turmoil, resulting in broad fluctuations in the real exchange rate of the Argentine currency relative to the U.S. Dollar. In 1988, 1989, 1990 and 1991 the annual inflation rates in Argentina were approximately 388%, 4,924%, 1,344% and 172%, respectively, based on the Argentine Consumer Price Index. Percentage changes in the GDP for those same years were approximately - 1.9%, -6.2%, 0.1% and 8.9%, respectively. On March 20, 1991, the Argentine government adopted the Convertibility Plan for the purpose of reducing inflation and promoting currency stability. The Convertibility Plan included the Convertibility Law and a regulatory decree, which became effective on April 1, 1991. Under the Convertibility Plan, the Argentine government mandated that every Argentine Peso in circulation be fully backed by one U.S. Dollar held in deposit by the Central Bank. Additionally, the Convertibility Plan provides that all holders of Argentine Pesos can surrender their Pesos at the Central Bank and receive in exchange an equal number of U.S. Dollars.

       Concurrent with the adoption of the Convertibility Plan, the Argentine government adopted the Economic Reform Plan. Passage of and adherence to the Convertibility Plan and Economic Reform Plan is generally considered to have resulted in stabilization in the value of the Argentine Peso relative to the U.S. Dollar, a significant reduction in the level of inflation, economic growth, an influx of foreign investment, improvements in infrastructure and increased economic efficiency. The negative consequences of the Convertibility Plan and Economic Reform Plan included a sharp reduction in the ability of the Argentine government to manage the economy through changes in the money supply and increased levels of unemployment resulting primarily from privatizations and increased enterprise efficiencies.

       Changes in governmental policies affecting adherence to the Convertibility Plan and Economic Reform Plan could have an adverse impact on the economy of Argentina and the business, results of operations and financial condition of the Company. In addition, there can be no assurances as to the continued success of these measures. The currency board system adopted by Argentina as part of the Convertibility Plan is virtually without precedent. Doubts exist among economists regarding the long-term efficacy of a currency board system, and no assurances can be made as to whether the Convertibility Plan will result in long-term currency stability and moderate inflation. Factors that could undermine the continued success of the Convertibility Plan and the Economic Reform Plan include relatively high unemployment rates, trade and tariff barriers that currently contribute to foreign trade deficits, relatively high cost of labor, fiscal deficits in excess of International Monetary Fund targets and continued reliance on foreign debt. If the Convertibility Plan and the Economic Reform Plan do not continue to be successful, Argentina may face a return to economic instability, the implementation of foreign exchange controls, difficulty in making its future national debt payments or a currency devaluation. These or other effects on the Argentine economy may cause adverse financial or operational difficulties for the Company.

              Regional Economic Volatility. The economy of Argentina may be negatively impacted by adverse economic developments in other countries, especially those in the Latin

American region. This negative impact could result even though the adverse economic developments are unique to a specific country other than Argentina.

       For example, on December 20, 1994 the currency of the Republic of Mexico suffered a major devaluation as a result of the Mexican central bank's inability to support the value of the Mexican Peso relative to the U.S. Dollar. The devaluation resulted in an economic crisis in Mexico. Although it is generally considered that the currency devaluation and economic crisis in Mexico resulted from political and economic factors that were unique to Mexico, other Latin American economies, including that of Argentina, were negatively impacted by the resulting impairment of confidence. As a consequence, in 1995 Argentina experienced a sharp decline in foreign investment, significant reductions in bank deposits and foreign reserves, increased unemployment, contraction of its GDP and a decline in the value of stocks and bonds traded on the Argentine stock exchange. The Argentine government responded to these developments by increasing the Value Added Tax to 21% from 18%, reducing government spending to minimize fiscal deficits, increasing bank reserve requirements and reaffirming its commitment to a stable currency and free market economy. Liquidity improved after implementation of these measures and bank deposits and foreign reserves that were lost during the crisis were recovered by the end of calendar 1996. Unemployment rates have declined to approximately 17% from 21%, but remain at historically high levels.

       In the future, regional volatility may again impact Argentine politics and economics. There can be no assurance that such regional volatility would not have an adverse impact on the economy of Argentina or the business, results of operations and financial condition of the Company.

       History of Losses. The Company reported net operating losses of approximately $1.5 million and approximately $2.4 million in fiscal 1996 and 1997, respectively. Financial results of the Company prior to fiscal 1996 were for an unrelated business and should not be considered comparable to the results of the past two fiscal years. The Company had an accumulated deficit of approximately $33.6 million at March 31, 1997. There can be no assurance that the Company will be able to achieve sustained profitability in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements.

       Sustainability of Recent Growth Through Acquisitions. The Company commenced its cable television operations in April 1994 with the acquisition of a system in Ushuaia, Argentina. Since that date, the Company has experienced rapid growth in its cable television operations as a result of the number and size of acquisitions consummated by the Company. The Company completed five acquisitions in fiscal 1995 (inclusive of the system in Ushuaia), two acquisitions in fiscal 1996 and six acquisitions in fiscal 1997. Primarily as a result of these acquisitions, the Company's cable television operations grew to approximately 69,000 subscribers at March 31, 1997 and annual revenues derived from cable television operations have grown from $10.3 million (unconsolidated) in fiscal 1995 to $22.6 million in fiscal 1997.

       The Company's growth and pace of acquisitions has placed, and will continue to place, a substantial burden on the Company's management, operational, financial and accounting resources. The successful management of this growth will require the Company to continue to implement and improve its financial and management information systems and to train, motivate and manage its employees. There can be no assurance that the Company will be able to identify, consummate or integrate acquisitions without substantial delays, costs or other problems. Once integrated, an acquired cable television system may not achieve sales, profitability and asset productivity commensurate with the Company's other operations. In addition, acquisitions involve several other risks, including adverse short-term effects on the Company's reported operating results, write downs of goodwill and other intangibles, the diversion of management's attention, the dependence on retention, hiring and training of key personnel, the amortization of intangible assets and risks associated with unanticipated problems or legal liabilities. The Company's failure to manage growth effectively would have a material adverse effect on the Company's business, results of operations, financial condition and its ability to execute its business strategy. See "-- Acquisition and Expansion Strategy."

       Dependence on Acquisitions for Future Growth. The Company's growth strategy is dependent principally on its ability to acquire existing cable television systems. Successful acquisitions involve a number of factors that are difficult to control, including the identification of potential acquisition candidates, the willingness of owners to sell on reasonable terms and the satisfactory completion of negotiations. There can be no assurance that the Company will be able to identify and timely acquire acceptable acquisition candidates on terms favorable to the Company. Assuming the availability of capital, the Company's plans include an aggressive acquisition program. The Company continues to evaluate potential acquisitions and negotiate with several potential acquisition candidates. The failure to complete acquisitions and continue expansion could have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Acquisition and Expansion Strategy."

       Need for Additional Capital. The Company's cash requirements have been and will continue to be significant. In fiscal 1995, 1996 and 1997, the Company used (net of cash from acquired companies) $12.3 million, $14.8 million and $14.2 million, respectively, for acquisitions and the retirement of acquisition-related debt. The continued pursuit of the Company's expansion strategy will require significant additional capital resources. Capital is needed not only for acquisitions, but also to service acquisition-related indebtedness and for the effective integration, systemization, operation and expansion of the acquired cable systems. Further acquisitions may have to be financed through either the issuance of additional shares of Common Stock, convertible securities or options or warrants to purchase shares of Common Stock, which would dilute the percentage ownership of existing shareholders, the issuance of debt instruments or other increases in the Company's borrowing, which would increase the Company's leverage position, or a combination of both. See "-- Acquisition and Expansion Strategy."

       Reliance on Sole Supplier for Soccer Programming. The Company is dependent on one program supplier for a majority of the Argentine soccer programming in the Company's basic tier and all of the soccer programming in its premium tier. Management believes that its Argentine soccer programming is the only television content that cannot be readily replaced by similar programming from a different supplier. The Company's current programming contracts for soccer are due to expire at various times during fiscal 1998. While the Company intends to renew these contracts as they expire, there is no assurance that renewal of such contracts will be available at acceptable prices. The Company believes that it has a good relationship with the supplier who provides the soccer programming, but there can be no assurance that the Company will be able to maintain this relationship. The loss of this soccer programming would result in the loss of all revenues from the premium tier and could result in the loss of some basic subscribers, which would have a material adverse effect on the Company's business, results of operations and financial condition. See "-- Programming Suppliers."

       Issuances of Licenses. COMFER, an Argentine governmental agency that is analogous to the television broadcasting division of the Federal Communications Commission in the United States, licenses and regulates cable television operations in Argentina. Prior to the ratification of the Bi-Lateral Treaty between Argentina and the United States in October 1994, COMFER did not issue licenses to own and operate cable television systems to companies controlled by United States companies. To the knowledge of the Company, COMFER has issued licenses to two companies controlled by United States companies since that time. The Company intends to seek authorization from COMFER as a principal owner of its subsidiaries. A decision by COMFER to deny the authorization of the Company would require the Company to continue to operate systems pursuant to licenses that are held by subsidiaries whose owners may not have been approved by COMFER, which could have a material adverse effect on the business, results of operations and financial condition of the Company. There can be no assurance that there will not be changes in the current regulatory scheme, the imposition of additional regulations or the creation of new regulatory agencies, that would restrict or curtail the ability of the Company to acquire, operate and dispose of its cable television systems or, in general, to compete profitably with other operators of cable television systems and other telecommunication properties. Further, there can be no assurance that there will not be other regulatory changes, including aspects of deregulation, that will result in a decline in the value of licenses held by the Company or its affiliates or adversely affect the Company's competitive position. See "-- Regulation."

       Reliance on Key Personnel. The operations and financial performance of the Company are highly dependent upon the continued involvement of Jack R. Crosby, the Chairman and Chief Executive Officer of the Company, Jack S. Gray, Jr., the President and Chief Operating Officer of the Company and the Company's Joint Venture Partners, Osvaldo Rossi and Carlos Saba, who are key employees of the Company in Argentina. The Company does not have employment agreements with any of these persons. Certain of the Company's cable television systems and the licenses to own and operate those cable television systems in Argentina are held in the names of Messrs. Rossi and Saba. The death, departure or incapacity of any of these persons could have a material adverse impact on the business, results of operation and financial condition of the Company, and there is no assurance that the Company could replace any or all of these executive officers or key employees with persons having comparable management and operating skills. The Company does not maintain "key man" insurance on any of its officers or key employees and does not currently plan to obtain any such coverage. See "-- Issuances of Licenses" and "Management."

       Competition. The cable television industry in Argentina is highly competitive and is currently characterized by significant changes in technology. In addition, cable television systems are subject to competition from other communications and entertainment media, including movie theaters, live sporting events, interactive computer programs and home video products such as video cassettes. Many of the Company's competitors have greater financial and technical resources than the Company. The Company may be required to devote significant resources and effort to implement or obtain rights to new development of technology in order to remain competitive.

       Argentina authorizes competitive cable television services to operate in the same geographic markets. Accordingly, in several of its current markets, the Company faces competition from other cable television systems for the same subscribers. Also, there are few regulatory barriers to competitors seeking to enter markets currently dominated by the Company. It is likely that many of the markets targeted by the Company for future expansion will include cable television systems engaged in direct competition with other operations in a given market. There is no assurance that the Company will be able to consummate the acquisitions necessary to secure these markets.

       Recent developments in the Argentine market indicate that major telecommunications providers are entering the cable television industry. Telefonica de Espana International S.A., an affiliate of Telefonica, has acquired a 20% ownership interest in Multicanal S.A., the largest cable television company in Argentina. Affiliates of Telecom have acquired a 51% ownership interest in a major cable television operation located in Neuquen Province, Argentina. US West Media, Inc., an affiliate of US West Company, has acquired a majority ownership interest in the parent of Video Cable Comunicaciones S.A., a major Argentine cable television company. Tele-Communications International, Inc., an affiliate of the largest operator of cable television systems in the United States, has acquired a 51% ownership interest in Cablevision, S.A., a major cable television company serving Buenos Aires. The Company's ability to locate and acquire systems at acceptable prices may be diminished as competition for subscribers and cable television systems increases. There is no assurance that the Company can successfully compete against larger companies for the acquisition of cable television systems in Argentina or other countries in Latin America.

       In the United States, regional telephone companies have announced plans to begin offering cable television service through fiber optic trunk lines and coaxial or copper drop distribution networks. At present, Argentine telephone companies are prohibited from supplying video programming to subscribers through the telephone system. However, active discussions are reportedly occurring in the executive and legislative branches of the Argentine government concerning a possible deregulation of the telecommunications industry, including deregulation of providers of voice, data and video services. Deregulation will likely result in direct competition among telephone companies and cable television companies with regard to the supply of voice, data and video signals. While deregulation will provide the Company and other cable television operators the opportunity to compete in additional markets, it will also subject such companies to competition from additional competitors who are well capitalized and technically competent.

       Cable television systems, such as the systems operated by the Company, are also subject to competition from alternative means of signal transmission including, but not limited to, MMDS, UHF, MATV, SMATV, HSTV and DBS. The advantages of DBS over cable include the quality of signal and quantity of channel offerings. Certain providers recently began offering DBS in Argentina. Although DBS is relatively expensive and lacks local programming, widespread acceptance of DBS in Argentina could have a material adverse effect on the Company. See "-- Competition" and "-- Operating Strategy."

       Labor Relations. In Argentina, labor unions are strong and influential. Approximately 80% of the Company's Argentine employees are unionized. In the future, the Company's efforts to modernize its operations and the potential negative effects of any Argentine inflation on real wages could result in labor conflicts. Accordingly, no assurances can be given that strikes or any other type of conflict with unions or personnel will not have a material adverse effect on the Company. See "-- Employees."

       Limited Insurance Coverage. The Company's operating subsidiaries obtain insurance in type and amount customary for the property in their systems. However, consistent with industry practice in the United States, they do not insure the entire cable portion of cable television systems. Any catastrophe affecting a significant portion of a system's cable could result in substantial uninsured losses.

       Convertible Preferred Stock. The Company's Articles of Incorporation preclude the declaration or payment of dividends on the Common Stock unless dividends on the Company's Series 1990 10% Convertible Preferred Stock ("Series 1990 Preferred Stock") and Series 1995 8% Convertible Preferred Stock ("Series 1995 Preferred Stock") have been declared and paid in full or declared and a sum sufficient to pay such declared dividends set aside. The Company paid $637,000 and $1.5 million in dividends on both series of preferred stock in fiscal year 1996 and 1997, respectively. In addition, in the event of liquidation, the holders of Series 1990 Preferred Stock are entitled to receive $5.00 per share plus accrued and unpaid dividends before the holders of Common Stock or Series 1995 Preferred Stock are entitled to receive any of the liquidation proceeds. In the event of liquidation, the holders of Series 1995 Preferred Stock are entitled to receive $100.00 per share plus accrued and unpaid dividends before the holders of Common Stock are entitled to receive any of the liquidation proceeds. Consequently, because the Series 1990 Preferred Stock and the Series 1995 Preferred Stock are entitled to receive preferential dividends and preferential treatment on liquidation, the Series 1990 Preferred Stock and the Series 1995 Preferred Stock could recover disproportionately higher returns than the Common Stock, particularly if the proceeds of a liquidation were less than or only marginally greater than the aggregate liquidation preference for the Series 1990 Preferred Stock and the Series 1995 Preferred Stock. In addition, the holders of the Series 1990 Preferred Stock and Series 1995 Preferred Stock have the option of converting into Common Stock if it appears that the Common Stock will recover more than the Series 1990 Preferred Stock or the Series 1995 Preferred Stock, respectively, in the event of liquidation.

       Market for Common Stock; Illiquid Securities. The Common Stock has been quoted on The Nasdaq Stock Market's Small-Cap Market (the "Nasdaq Small-Cap Market"). There have been periods of significant volatility in the market price and trading volume of the Common Stock, which in many cases were unrelated to the operating performance of, or announcements concerning, the Company. General market price declines or market volatility in the future could adversely affect the price of the Common Stock. In addition, the trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the successful integration of acquired companies, changes in management, competitors, regulatory changes, general trends in the industry, recommendations by securities industry analysts and other events or factors. This volatility has been exacerbated by the lack of a significant public float in the Common Stock, which has the effect of reducing liquidity in the Company's Common Stock in the hands of institutional and other large holders, thus reducing interest among market analysts and contributing to limited market support. There can be no assurance that an adequate trading market can be maintained for the Common Stock. Also, many lending institutions in the United States will not permit the use of low-priced or thinly traded securities as collateral for loans. See "Market for Common Equity and Related Stockholder Matters."

       Absence of Dividends. The Company has not historically declared or paid dividends on its Common Stock and has no plans to do so in the foreseeable future. In addition, the Company's Articles of Incorporation preclude the declaration or payment of dividends on the Common Stock unless the Series 1990 Preferred Stock dividends and the Series 1995 Preferred Stock dividends have been declared and paid in full or declared and a sum sufficient to pay such declared dividends set aside. The terms of certain of the Company's debt, which matures in February 1998, restrict the ability of the Company to pay dividends on the Common Stock for so long as that debt is outstanding. See "Market for Common Equity and Related Stockholder Matters."

       Immunity of Certain Assets from Attachment. Under Argentine law, attachment of a company's property prior to execution and attachment of a company's property in aid of execution will not be ordered by courts of Argentina with respect to property that is located in Argentina and determined by such courts to be dedicated to the provision of essential public services.
A substantial portion of the Company's assets may be considered to be dedicated to the provision of an essential public service. If an Argentine court were to make such a determination with respect to certain of the Company's assets, such assets would not be subject to attachment, execution or other legal process and the ability of a creditor of the Company to realize a judgment against the assets of the Company may be adversely affected.

       Anti-Takeover Provisions. The new Texas Business Combination Law, which becomes effective September 1, 1997, restricts certain transactions between a public corporation and affiliated shareholders. The statute, which will be applicable to the Company, may have the effect of inhibiting a non-negotiated merger or other business combinations involving the Company.

       In addition, the Company's Articles of Incorporation authorize 5,000,000 shares of preferred stock, $1.00 par value ("Preferred Stock"), of which only 833,114 shares are currently issued and outstanding. The Preferred Stock may be issued in series from time to time with such designations, rights, preferences and limitations as the Board of Directors of the Company may determine by resolution. Additional series of Preferred Stock might be issued that would grant dividend preferences and liquidation preferences to preferred shareholders over holders of the Common Stock. Unless the nature of a particular transaction, applicable statutes or Nasdaq rules require such approval, the Board of Directors has the authority to issue Preferred Stock without shareholder approval. The issuance of Preferred Stock may have the effect of delaying or preventing a change in control of the Company without any further action by the shareholders.

ITEM 2.  DESCRIPTION OF PROPERTY

       The Company leases its corporate offices located in Austin, Texas at a cost of approximately $4,300 per month pursuant to a lease that expires on May 14, 2000. The Company owns a vacant sales/manufacturing facility located in Odessa, Texas, which was related to the Company's previous operations. The property owned by the Company is not currently utilized by the Company in any of its on-going operations. Each of the facilities leased by the Company in the United States is in good condition and adequately maintained. The facility owned by the Company is presently vacant, and may require improvements prior to any sale, lease or other occupancy.

       The Company leases or owns various properties in Argentina, including leases of utility poles for its cable plant. Aggregate monthly rent for all of the leased property in Argentina is approximately $59,000 at March 31, 1997. Management believes that all of its Argentine properties are in good condition and are adequate and suitable for its purposes. Management believes that alternatives can be found for all of the leased property in Argentina, except for certain leases of pole space, which may be difficult to replace.

ITEM 3.  LEGAL PROCEEDINGS

       The Company is not aware of any formal legal proceedings pending against it other than routine litigation, none of which would have a material adverse effect on the Company if adverse judgments were rendered. From time to time, the Company may become involved in routine litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 1997.

================================================================================

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock and Series 1990 Preferred Stock are included for quotation in the Nasdaq Small-Cap Market under the symbols TESC and TESCP, respectively. The high and low bid prices as reported by the Nasdaq Small-Cap Market each quarter for the past two fiscal years ended March 31 are as follows:

                                          Fiscal Year Ended March 31,
                              --------------------------------------------------
                                      1997                          1996
                              ---------------------         --------------------
                               High           Low            High           Low
                              ------         ------         ------         -----
Common Stock
  First quarter               4.5000         3.2500         4.000          1.875
  Second quarter              4.1250         2.8750         3.563          2.750
  Third quarter               4.6250         2.8750         3.875          2.750
  Fourth quarter              4.3125         3.2500         4.375          2.500

Preferred Stock
  First quarter               6.0000         5.2500         5.500          4.375
  Second quarter              5.8750         4.1250         5.250          4.500
  Third quarter               5.6250         4.7500         5.500          4.500
  Fourth quarter              5.5000         4.6250         6.000          4.875

       These quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Series 1995 Preferred Stock does not trade on any exchange or in the over-the-counter market.

       At April 1, 1997, the (i) 13,178,007 shares of common stock outstanding were held by 353 shareholders of record, and (ii) 693,864 shares of Series 1990 Preferred Stock outstanding were held by 252 shareholders of record. No dividends have been declared on the Company's Common Stock during the past two fiscal years and the Company has no plans to pay dividends on its common stock in the foreseeable future. The Articles of Incorporation restrict the Company's ability to declare or pay dividends on the common stock unless full cumulative dividends on the preferred stock have been paid or declared and a sum sufficient for the payment thereof set apart for such payment.

       In reliance upon Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission, the Company entered into a Note Purchase and Warrant Agreement dated February 7, 1997 pursuant to which accredited investors obtained 13% Senior Notes ("Acquisition Notes") dated February 7, 1997 in the aggregate principal amount of $6.0 million. In addition to the Acquisition Notes, the accredited investors obtained Stock Purchase Warrants dated February 7, 1997 exercisable at $4.00 per share for an aggregate of 210,000 shares of the Common Stock of the Company. The Warrants expire February 7, 2002. Additionally, 90,000 Warrants were issued to the Company's investment banking firm as consideration for the professional services rendered in connection with the placement of the Acquisition Notes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report. The Consolidated Financial Statements provide additional information regarding the Company's financial activities and condition. Moreover, this discussion contains forward looking statements that include risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1996 COMPARED TO THE YEAR ENDED MARCH 31, 1997

       For the years ended March 31, 1996 ("Fiscal 1996") and 1997 ("Fiscal 1997"), the operations of the Argentine Cable Companies and Argentine Joint Venture Companies (the "Latin American Operations") were included in the Company's consolidated statement of operations. The Company's results of operations for Fiscal 1996 and Fiscal 1997 tend not to be directly comparable as a result of acquisition activities. The Company's acquisitions during Fiscal 1996 and Fiscal 1997 include: (i) Teveca S.R.L. and Cable Plus Bariloche S.A. (collectively "BTC") in July 1995; (ii) SIR TV S.R.L. ("SIR TV") in December 1995; (iii) TV Nieve S.A. ("TV Nieve") in April 1996; (iv) Canal 4 Rawson Video Cable ("Canal 4 Rawson") in May 1996; (v) TV SIS S.R.L. ("TV SIS") in August 1996; (vi) Comodoro Rivadavia Sociedad Comercial Colectivade Television y Radiodifusion ("Comodoro") in December 1996; (vii) Televiedma S.R.L. ("Televiedma") and Cable Viedma S.R.L. ("Cable Viedma") in February 1997; and (viii) Vision Codificada S.A. ("Vision") in March 1997. The results of operations for these systems are included in the Company's Consolidated Financial Statements from the dates of their respective acquisition.

       Revenues. Revenues increased 41.0% from $16.0 million in Fiscal 1996 to $22.6 million in Fiscal 1997 primarily as a result of the acquisitions listed above. Aggregate subscriber revenue from the systems in operation during both fiscal years remained approximately level. Although revenues increased as a result of a rate increase implemented in the Reconquista/Avellaneda market and from a premium service launched in August 1995 offering sports programming and exclusive soccer coverage in all systems, the increase was offset by overall declines in revenues from basic services attributable to a decrease in basic subscribers.

       Operating Costs. Operating costs increased 42.3% from $11.4 million in Fiscal 1996 to $16.3 million in Fiscal 1997 primarily as a result of the acquisitions listed above. As a percentage of revenues, operating costs in connection with the Argentine Cable Companies increased from 71.4% in Fiscal 1996 to 72.0% in Fiscal 1997. Franchise and gross receipts taxes increased by approximately $280,000 as the Company's exemption from COMFER fees in Rio Gallegos and Ushuaia expired during Fiscal 1997. In addition, the Province of Tierra del Fuego implemented a new gross receipts tax equal to 3% of revenues. Although the new acquisitions in

Comodoro, Viedma and Carmen de Patagones had operating losses during Fiscal 1997, the Company expects these operations to improve as a result of combining the operations of Cable Viedma and Televiedma and as the Company completes the post-acquisition restructuring and rebuilding program for Comodoro. The acquisition and subsequent consolidation of competing cable television systems in Ushuaia, Rawson and Reconquista/Avellaneda have enabled the Company to reduce costs and increase operating margins in those markets.

       General and Administrative Expenses. General and administrative expenses increased 20.6% from $3.1 million in Fiscal 1996 to $3.7 million in Fiscal 1997. The increase in expenses was primarily attributable to expanded operations and acquisition activity in Argentina and expenditures incurred in exploring possible financing and strategic opportunities. As a percentage of revenues, general and administrative expenses decreased from 19.1% in Fiscal 1996 to 16.3% in Fiscal 1997.

       Depreciation and Amortization. Depreciation and amortization increased 68.1% from $3.0 million in Fiscal 1996 to $5.0 million in Fiscal 1997. This increase was attributable to the amortization of franchise costs related to new acquisitions and increased depreciation of capital expenditures in existing cable television systems and the additional cable television plant acquired in the new acquisitions.

       Other Income (Expense). Other income (expense) increased from net other income of $69,000 in Fiscal 1996 to net other expense of $92,000 in Fiscal 1997. This change was due to: (i) a $106,000 decrease in interest income;
(ii) a $65,000 decrease in other income primarily as a result of a Fiscal 1996 transaction that was not duplicated in Fiscal 1997; and (iii) a $10,000 decline in interest expense.

       Income Tax Expense. Income tax expense increased from $117,000 in Fiscal 1996 to $899,000 in Fiscal 1997 primarily as a result of the increase in taxable income of an Argentine subsidiary. Although the Company had a net loss for each of Fiscal 1996 and Fiscal 1997, it had income tax expense primarily due to Argentine income tax regulations that prohibit the deduction of losses from one subsidiary against income from another subsidiary in a consolidated return.

       Preferred Stock Dividends. Preferred stock dividends increased by 135% from $637,000 in Fiscal 1996 to $1,495,000 in Fiscal 1997 due to the issuance of the Series 1995 Preferred Stock in December 1995.

LIQUIDITY AND CAPITAL RESOURCES

       At March 31, 1997, the Company held $1.6 million of cash and cash equivalents. The $6.9 million decrease from $8.5 million at March 31, 1996 resulted primarily from the acquisition of cable television systems (approximately $14.0 million in the aggregate) less the $7.1 million of debt financing that was obtained during the year. Cash and cash equivalents are generally not subject to or impacted by changes in conditions or trends in any single industry. However, they may be subject to significant changes in overall economic conditions, and the funds held in accounts outside of the United States (approximately $1.2 million at March 31, 1997) may be subject to diminution in value caused by foreign currency devaluation or governmental action.

       Cash provided by operations for Fiscal 1996 and Fiscal 1997 was $456,000 and $3.8 million, respectively. The increase in Fiscal 1997 was primarily attributable to the cash generated by the acquired cable television systems.

       Cash used in investing activities for Fiscal 1996 and Fiscal 1997 was $13.8 million and $16.7 million, respectively. Cash used in investing activities relates primarily to acquisitions of cable television systems and capital expenditures to upgrade those systems. The Company has consummated eight acquisitions in the past two fiscal years, including: (i) BTC in July 1995; (ii) SIR TV in December 1995; (iii) TV Nieve in April 1996; (iv) Canal 4 Rawson in May 1996; (v) TV SIS in August 1996; (vi) Comodoro in December 1996;
(vii) Televiedma and Cable Viedma in February 1997; and (viii) Vision in March 1997.

       Cash provided by financing activities for Fiscal 1996 and Fiscal 1997 was $19.1 million and $6.0 million, respectively. In Fiscal 1996, cash provided by financing activities relates primarily to proceeds from the private placement of equity securities in the amount of $22.7 million, which was offset by dividends paid on preferred stock in the amount of $587,000 and principal payments on debt in the amount of $2.9 million. In Fiscal 1997, cash provided by financing activities relates primarily to the issuance of debt in the amount of $7.1 million, including the Acquisition Notes, and $690,000 from the exercise of warrants, which was offset by dividends paid on preferred stock in the amount of $1.3 million.

       In February 1997, the Company issued the Acquisition Notes, with an aggregate principal amount of $6.0 million. Interest at the rate of 13% per annum is payable semi-annually beginning in August 1997. The Acquisition Notes are not subject to prepayment (except at the holder's option in the event the Company issues securities or debt sufficient to retire the Acquisition Notes) and are due and payable in full in February 1998. In connection with the issuance of the Acquisition Notes, the Company: (i) granted warrants to purchase 210,000 shares of Common Stock and (ii) incurred approximately $50,000 of costs and issued, as a financial advisory fee, 22,500 shares of Common Stock and warrants to purchase an additional 90,000 shares of Common Stock. The warrants are exercisable at any time at an exercise price of $4.00 per share and expire on February 7, 2002. The proceeds of the Acquisition Notes were used to fund the Cable Viedma and Televiedma acquisitions.

       The Series 1995 Preferred Stock provides for cumulative, annual dividends in the amount of $8.00 per share payable on a quarterly basis. The Series 1990 Preferred Stock provides for cumulative, annual dividends in the amount of $0.50 per share payable on a quarterly basis. For Fiscal 1997, this resulted in approximately $1.3 million of cash outflow compared to approximately $600,000 for the comparable period in the prior year, principally as a result of the issuance of the Series 1995 Preferred Stock in December 1995. The Company has not paid dividends on its Common Stock, and it has no plans to make any such payments in the future.

       Working capital requirements vary with business conditions and the nature of the business being conducted. The Company's management seeks to minimize working capital requirements to the extent practicable. In the opinion of management, the Company has adequate cash flow from operations to meet the on-going operating requirements of the existing Latin American Operations through the fiscal year ending March 31, 1998. The Company continues to be actively involved in the acquisition and development of cable television and communications properties in Argentina and Latin America, and it incurs expenses in identifying and pursuing opportunities before any acquisition decision is made. The Company expects that any additional acquisitions and the repayment of the Acquisition Notes will be financed through cash provided by an anticipated public offering of its Common Stock (the "Offering"), cash generated from operations and additional debt and equity financing.

IMPACT OF INFLATION; EXCHANGE RATES

       Inflation has not had a material impact on the operations of the Company during the past three years. In the opinion of management, inflation should not have a material impact on the results of operations in fiscal year 1998. However, management is unable to predict future rates of inflation in Argentina or its financial impact on the Company.

       It is possible that the Argentine government will be unable to maintain control over inflation and sustain the current Argentine Peso to U.S. Dollar conversion ratio. Economic volatility and sustained high unemployment could diminish the ability of subscribers to pay for service, resulting in an increase in bad debts and reductions in the number of subscribers.

       Funds held in accounts in Argentina (approximately $1.2 million at March 31, 1997) and current receivables maintained in Argentine Pesos could decline in value before such amounts are converted to hard assets or U.S. Dollars. In addition, the Argentine government could impose price freezes, prohibit the transfer of funds outside Argentina and adopt other measures that alone, or together with those previously mentioned, could have a material adverse impact on the Company.

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

NEW ACCOUNTING STANDARD

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("FAS 128"). This standard is effective for periods ending after December 15, 1997 and early adoption is not permitted. Adoption of FAS 128 is not expected to have a material effect on the Company's calculation of primary and fully diluted earnings per share.

ITEM 7.    FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Tescorp, Inc.:

We have audited the accompanying consolidated balance sheets of Tescorp, Inc. and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tescorp, Inc. and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 1997, in conformity with generally accepted accounting principles.




                                            KPMG Peat Marwick LLP

Austin, Texas
June 3, 1997

                         TESCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            March 31, 1996 and 1997

                                       Assets                                         1996            1997
                                                                                  ------------    ------------
Cash and cash equivalents                                                         $  8,529,100    $  1,623,375
Accounts receivable-subscribers, net                                                 1,596,676       2,208,417
Prepaid expenses and other assets                                                    2,036,461       1,306,904
Plant and equipment, net                                                             7,132,938      11,639,281
Franchise costs, net of amortization                                                24,949,470      32,848,985
                                                                                  ============    ============
          Total assets                                                            $ 44,244,645    $ 49,626,962
                                                                                  ============    ============

                   Liabilities and Stockholders' Equity

Accounts payable                                                                  $  1,311,578    $  1,435,522
Accrued license and copyright fees                                                   1,718,450       1,795,300
Income taxes payable                                                                   461,140       1,384,833
Accrued payroll and social charges                                                     422,734         738,476
Accrued taxes                                                                          502,612         273,020
Other liabilities                                                                      938,821       2,229,614
Debt                                                                                   447,651       7,262,237
                                                                                  ------------    ------------
           Total liabilities                                                         5,802,986      15,119,002
                                                                                  ------------    ------------

Minority Interest                                                                    1,018,702         887,303
                                                                                  ------------    ------------

Stockholders' Equity:
     Preferred stock, $1 par value value, 5,000,000 shares authorized:

        Series 1990 Convertible preferred stock, $5 redemption value per share, 704,684 shares authorized and 693,864 shares issued and
        outstanding with an aggregate preference on liquidation of $3,469,320          693,864         693,864

        Series 1995 Convertible preferred stock, $100 redemption
        value per share, 200,000 shares authorized and 148,500 and 139,250 shares outstanding at March 31, 1996 and 1997, respectively, with an aggregate
        preference on liquidation of $14,850,000 and $13,925,000, respectively         148,500         139,250

     Common stock, $.02 par value, 50,000,000 shares authorized and 12,495,091 and 13,178,007 issued and outstanding at March 31, 1996
     and 1997, respectively                                                            249,902         263,560

     Additional paid-in capital                                                     65,359,628      66,508,484
     Accumulated deficit                                                           (28,959,437)    (33,984,501)
                                                                                  ------------    ------------
                                                                                    37,492,457      33,620,657
     Less treasury stock, 100,000 shares of common, at cost                            (69,500)             --
                                                                                  ------------    ------------
          Total stockholders' equity                                                37,422,957      33,620,657

Commitments and contingencies                                                               --              --
                                                                                  ============    ============
          Total liabilities and stockholders' equity                              $ 44,244,645    $ 49,626,962
                                                                                  ============    ============


          See accompanying notes to consolidated financial statements.

                         TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                      Years Ended March 31, 1996 and 1997


                                                                          1996             1997
                                                                      ------------    ------------
Revenues                                                              $ 16,009,116    $ 22,580,466
                                                                      ------------    ------------

Operating costs and expenses:
       Operating costs                                                  11,432,377      16,263,772
       General and administrative expenses                               3,062,005       3,691,258
       Depreciation                                                      1,909,646       3,603,230
       Amortization of franchise costs                                   1,075,379       1,413,654
                                                                      ------------    ------------
Total operating costs and expenses                                      17,479,407      24,971,914
                                                                      ------------    ------------
Operating loss                                                          (1,470,291)     (2,391,448)
                                                                      ------------    ------------

Other income (expense):
       Interest  income                                                    322,135         215,761
       Other income                                                        103,030          38,394
       Interest expense                                                   (355,879)       (346,100)
                                                                      ------------    ------------
Total other income (expense), net                                           69,286         (91,945)
                                                                      ------------    ------------
Loss before provision for income taxes and minority interests           (1,401,005)     (2,483,393)

Income tax expense                                                         117,602         898,551
                                                                      ------------    ------------
Loss before minority interests                                          (1,518,607)     (3,381,944)

Minority interest in the (income) loss of consolidated subsidiaries         23,310            (115)
                                                                      ------------    ------------
Net loss                                                                (1,495,297)     (3,382,059)

Preferred stock dividends                                                 (636,436)     (1,495,060)
                                                                      ------------    ------------

Net loss applicable to common stock                                   $ (2,131,733)   $ (4,877,119)
                                                                      ============    ============
Loss per share applicable to common stock                             $      (0.19)   $      (0.38)
                                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                         TESCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                      Years Ended March 31, 1996 and 1997


                                         ----------------------------------------------------------------------------------------
                                                 Series 1990                  Series 1995
                                                 Convertible                  Convertible                       Common stock
                                               preferred stock               preferred stock                   par value $.02
                                         --------------------------     --------------------------     --------------------------
                                             Shares       Amount         Shares           Amount           Shares         Amount
                                         -------------  -----------     ------------  ------------     --------------  ----------

Balances at March 31, 1995                  693,864    $   693,864              --     $       --      $ 7,147,433    $   142,949
Net loss
Private placement of Series 1995
  preferred stock                                                          148,500        148,500
Private placement of common stock                                                                        4,800,000         96,000
Conversion of minority interests                                                                           534,616         10,692
Distribution of shares of common
  stock to holders of the Series 1995
  preferred stock electing to receive
  dividends in the form of common stock                                                                     13,042            261
Dividends on convertible preferred stock
                                            -------    -----------         -------     ----------       ----------    -----------
Balances at March 31, 1996                  693,864    $   693,864         148,500     $  148,500       12,495,091    $   249,902

Net loss
Exercise of stock purchase warrants                                                                        434,102          8,682
Issuance of common stock and warrants
  for debt placement fee                                                                                    22,500            450
Distribution of shares of common
  stock to holders of the Series 1995
  preferred stock electing to receive
  dividends in the form of common stock                                                                     51,881          1,037

Dividends on convertible preferred stock
Conversion of preferred stock                                               (9,250)        (9,250)        296,000          5,920
Repurchase and retirement of common stock                                                                  (21,567)          (431)
Retirement of treasury stock                                                                              (100,000)        (2,000)
                                            -------    -----------         -------     ----------       ----------    -----------
Balances at March 31, 1997                  693,864    $   693,864         139,250     $  139,250       13,178,007    $   263,560
                                            =======    ===========         =======     ==========       ==========    ===========

                                            ------------------------------------------------------------
                                             Additional                                       Total
                                              paid-in       Accumulated       Treasury     stockholders'
                                              capital          deficit          stock         equity
                                            ------------   -------------    ------------    -----------
Balances at March 31, 1995                  $ 41,270,000   $ (26,827,704)   $    (69,500)   $15,209,609
Net loss                                                      (1,495,297)                    (1,495,297)
Private placement of Series 1995
  preferred stock                             13,850,018                                     13,998,518
Private placement of common stock              8,596,992                                      8,692,992
Conversion of minority interests
Distribution of shares of common
  stock to holders of the Series 1995
  preferred stock electing to receive
  dividends in the form of common stock           49,462                                         49,723
Dividends on convertible preferred stock                        (636,436)                      (636,436)
                                            ------------   -------------    ------------    -----------
Balances at March 31, 1996                  $ 65,359,628   $ (28,959,437)   $    (69,500)   $37,422,957

Net loss                                                      (3,382,059)                    (3,382,059)
Exercise of stock purchase warrants              681,604                                        690,286
Issuance of common stock and warrants
  for debt placement fee                         273,599                                        274,049
Distribution of shares of common
  stock to holders of the Series 1995
  preferred stock electing to receive
  dividends in the form of common stock          190,323                                        191,360
Dividends on convertible preferred stock                      (1,495,060)                    (1,495,060)
Conversion of preferred stock                      3,330                                             --
Repurchase and retirement of common stock                        (80,445)                       (80,876)
Retirement of treasury stock                                     (67,500)         69,500             --
                                            ------------   -------------    ------------    -----------
Balances at March 31, 1997                  $ 66,508,484   $ (33,984,501)             --    $33,620,657
                                            ============   =============    ============    ===========


          See accompanying notes to consolidated financial statements.

                         TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                      Years Ended March 31, 1996 and 1997


                                                                                  1996            1997
                                                                              ------------    ------------
Cash flows from operating activities:
  Net loss                                                                    $ (1,495,297)   $ (3,382,059)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation expense                                                        1,909,646       3,603,230
     Amortization of franchise costs                                             1,075,379       1,413,654
     Amortization of debt issuance costs and debt discount                         137,670          38,778
     Deferred income tax expense                                                  (293,320)        (30,141)
     Minority interest in the income (loss) of consolidated subsidiaries           (23,310)            115
  Changes in operating assets and liabilities excluding effects of acquired businesses:
     Accounts receivable from subscribers                                         (397,682)        (27,898)
     Prepaid expenses and other assets                                          (1,222,598)        961,080
     Accounts payable                                                              110,903        (298,534)
     Accrued expenses and other liabilities                                        655,074       1,501,091
                                                                              ------------    ------------
        Net cash provided by operating activities                                  456,465       3,779,316
                                                                              ------------    ------------
Cash flows from investing activities:
  Proceeds from the sale of fixed assets                                           182,471              --
  Property additions                                                            (2,136,022)     (2,713,903)
  Proceeds from principal repayment on mortgage receivable                          26,037          11,226
  Acquisition of cable television systems, net of cash acquired                (11,854,415)    (13,967,834)
                                                                              ------------    ------------
         Net cash used in investing activities                                 (13,781,929)    (16,670,511)
                                                                              ------------    ------------
Cash flows from financing activities:
  Issuance of debt                                                                      --       7,087,592
  Principal payments on debt                                                    (2,944,659)       (273,006)
  Decrease in cash overdraft                                                       (84,138)             --
  Dividends paid on preferred stock                                               (586,713)     (1,303,700)
  Distribution to minority shareholder of subsidiary                                    --        (215,702)
  Private placement proceeds, net of issuance costs                             22,691,510              --
  Exercise of warrants                                                                  --         690,286
                                                                              ------------    ------------
         Net cash provided by financing activities                              19,076,000       5,985,470
                                                                              ------------    ------------
Net increase (decrease) in cash and cash equivalents                             5,750,536      (6,905,725)

Cash and cash equivalents at beginning of year                                   2,778,564       8,529,100
                                                                              ------------    ------------
Cash and cash equivalents at end of year                                      $  8,529,100    $  1,623,375
                                                                              ============    ============


          See accompanying notes to consolidated financial statements.

TESCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 1996 and 1997

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

         The Company is engaged in the business of acquiring and developing cable television systems and communications properties in Latin America. During the fiscal years ended March 31, 1996 and 1997, the Company continued to concentrate its operations in Argentina. The Company presently provides cable television service to eleven Argentine cities in six provinces.

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

Allowance for doubtful accounts

         The allowance for doubtful accounts totaled $446,831 and $421,178 at March 31, 1996 and 1997, respectively.

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

         It is the Company's policy to periodically evaluate the franchise costs to determine whether there has been any impairment in value in accordance with SFAS 121. This evaluation includes, among other things, a review of the fair market, going concern value of the cable television systems and the value of the tangible and intangible assets of such systems.

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

         Franchise costs are net of accumulated amortization in the amount of $1,075,378 and $2,489,033 at March 31, 1996 and 1997, respectively.

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

Loss per common and common equivalent share

         Loss attributable to common shareholders was calculated by dividing net loss applicable to common stock (this is calculated by deducting preferred stock dividends from net loss) by the weighted average number of common shares outstanding. Common stock equivalents were not used in the calculation, since their inclusion would cause an anti-dilutive effect. Fully diluted earnings per share amounts are not presented for fiscal 1996 or 1997 because they do not materially differ from primary earnings per share.

         For the fiscal years ending March 31, 1996 and 1997, the weighted average number of common shares outstanding was 11,573,696 and 12,880,261, respectively. The weighted number of common stock and common stock equivalent shares for the fiscal years ending March 31, 1996 and 1997, was 12,126,385 and 13,498,815, respectively.

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

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

         During the fiscal years ending March 31, the Company had the following significant non-cash investing and financing activities:

                                                                      1996       1997
                                                                   ----------   --------
Issuance of common stock and warrants as a
placement fee for debt                                             $       --   $274,049


Distribution of common stock to holders of Series 1995 preferred
stock electing to receive dividends in the form of common stock    $   49,723   $191,360

Acquisition of Company's common stock in satisfaction of an
outstanding obligation                                             $       --   $ 80,876

Granting of minority interest to joint venture
partners                                                           $1,207,412   $     --

Common stock issued for conversion of minority
interests                                                          $1,603,848   $     --

Cash payments for income taxes and interest for the years ended March 31 were as follows:

                                        1996       1997
                                      --------   --------
Income tax                            $ 51,547   $  5,000

Interest expense                      $218,209   $188,532

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

         TV SIS. Effective August 30, 1996, the Company closed its purchase of substantially all of the assets of TV SIS S.R.L. ("TV SIS"), for approximately $1.45 million, of which approximately $925,000 has been identified as franchise costs. The Company has paid approximately $804,000 of the aggregate purchase price, and the balance will be paid upon the fulfillment of certain conditions of the purchase agreement, and incurred approximately $25,000 of closing costs in connection with this transaction.

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

                                                   1996            1997
                                              ------------    ------------
Accounts receivable and other assets          $    952,000    $    847,000
Property and equipment                           4,610,000       5,396,000
Franchise costs                                  8,420,000       9,313,000
Accounts payable and other liabilities          (1,573,000)     (1,139,000)
Bank debt                                           (8,000)             --
Deferred income taxes                             (247,000)       (365,000)
Minority interest                                 (307,000)        (84,000)
                                              ------------    ------------
                                              $ 11,847,000    $ 13,968,000
                                              ============    ============

         The following unaudited condensed consolidated pro forma statements of operations present the results of operations for the years ended March 31, 1996 and 1997, as if the 1996 Acquisitions and 1997 Acquisitions had occurred on April 1, 1995. However, the pro forma results do not include adjustments for the acquisition of Canal 4 Rawson, TV SIS, Comodoro and Vision, as these acquisitions were not significant. The revenues included in the results of operations for the year ended March 31, 1997 for these cable television systems totaled approximately $1.2 million. Additionally, the pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statements actually taken place on April 1, 1995, or of future results of operations.

                                                    Year ended March 31,
                                                ----------------------------
                                                    1996            1997
                                                ------------    ------------
Revenues                                        $ 25,416,150    $ 26,130,251
Net loss                                          (2,399,490)     (3,803,377)
Net loss applicable to common stock               (3,035,926)     (5,298,437)
Loss per share applicable to common stock              (0.26)          (0.41)

NOTE 4 -  PLANT AND EQUIPMENT

         Plant and equipment at March 31 consisted of the following:

                                       1996            1997
                                   ------------    ------------
Cable systems and related assets   $  7,148,848    $ 14,616,807
Support equipment                       352,974         619,235
Leasehold improvements                  978,513       1,207,931
Office furniture and equipment          579,086         701,743
                                   ------------    ------------
                                      9,059,421      17,145,716
Less:  Accumulated depreciation      (1,926,483)     (5,506,435)
                                   ------------    ------------
                                   $  7,132,938    $ 11,639,281
                                   ============    ============

NOTE  5 - OTHER LIABILITIES

         Other liabilities at March 31 consisted of the following:

                                              1996         1997
                                           ----------   ----------
 Due to sellers under the terms of
   purchase agreements                     $       --   $1,069,876

Net deferred tax liability                    275,472      435,686
Advances from subscribers                     180,892      183,951
Accrued preferred stock dividends              86,734       86,734
Other accrued liabilities                     395,723      453,367
                                           ----------   ----------
                                           $  938,821   $2,229,614
                                           ==========   ==========

NOTE  6 - DEBT

         The debt of the Company at March 31 consisted of the following:

                                                                1996         1997
                                                             ----------   ----------
Senior notes payable to a group
of investors bearing interest at a rate of
13% per annum ("Senior Notes"). Semi-annual
interest payments begin in August 1997. The
notes mature in February 1998                                $       --   $6,000,000

Note payable to minority shareholder of a
subsidiary, bearing interest at the rate of
12% per annum, payable in monthly installments
of $50,000 plus interest                                             --    1,087,592

Note payable to an individual in monthly
installments of $2,000, increasing to $3,000 in
March 1998, including principal and imputed
interest, maturing in March 2000. Interest has
been imputed at the rate of 10% per annum                       112,875      100,724

Note payable to an individual in monthly installments
of $15,000 including principal and imputed interest,
maturing in July 1997. Interest has been imputed at
the rate of 10% per annum                                       259,520       73,161

Note payable to a bank, bearing interest at the
rate of 16% per annum, payable in monthly installments
of $380 plus interest and maturing in May 1997                    5,304          760

Note payable to a bank, bearing interest at the
rate of 18% per annum, payable in monthly installments
of $965 including interest and maturing in June 1999             28,337           --

Note payable to a bank, bearing interest at the rate of
17.4% per annum, payable in monthly installments of $5,000
plus interest and maturing in September 1996                     30,000           --

Note payable to a bank, bearing interest at the
rate of 21.7% per annum, payable in monthly installments
of $1,340 plus interest and maturing in December 1996            11,615           --
                                                             ----------   ----------
                                                             $  447,651   $7,262,237
                                                             ==========   ==========

         The debt of the Company is unsecured. The terms of the Senior Notes restrict the Company from incurring any indebtedness secured by assets existing at the date of issuance or any debt senior to the Senior Notes. Aggregate maturities on debt are as follows:


Fiscal Year Ended
-----------------
March 31, 1998                   $6,640,787
March 31, 1999                      566,508
March 31, 2000                       54,942
March 31, 2001                           --
March 31, 2002                           --

NOTE 7 - INCOME TAXES

         Total income tax expense for the fiscal years ended March 31 consisted of the following:

                            1996         1997
                         ---------    ---------
United States
      Current            $  19,090    $      --
      Deferred            (157,000)     175,000
                         ---------    ---------
                          (137,910)     175,000
                         ---------    ---------
Foreign
      Current              391,832      928,692
      Deferred            (136,320)    (205,141)
                         ---------    ---------
                           255,512      723,551
                         ---------    ---------
   Total                 $ 117,602    $ 898,551
                         =========    =========

         The provision for income taxes for the fiscal years ended March 31 differs from that computed at the federal statutory corporate tax rate as follows:

                                                    1996         1997
                                                -----------    ---------
Tax benefit computed at statutory rates         $  (476,000)   $(904,000)
Loss of consolidated foreign subsidiaries not
      subject to tax                              1,075,000      529,000
Differential in foreign and U. S. tax rates         (58,000)     (25,000)
Amortization of franchise costs                     366,000      481,000
Amortization of deferred tax credit                 (55,000)     (98,000)
Other non-taxable items                            (178,000)     265,000
Change in the valuation allowance                  (544,000)     650,000
Other                                               (12,398)         551
                                                -----------    ---------
                                                $   117,602    $ 898,551
                                                ===========    =========

The components of and changes in the net deferred tax asset as of March 31 were as follows:

                                                              1996           1997
                                                          -----------    -----------
Federal regular tax operating loss carryforwards          $ 3,124,000    $ 3,600,000
Allowance for doubtful accounts                                85,000         84,000
Foreign tax credit                                             84,000         84,000
Alternative minimum tax                                        35,000         35,000
Other                                                              --             --
                                                          -----------    -----------
                                                            3,328,000      3,803,000
Valuation allowance                                        (3,153,000)    (3,803,000)
Deferred tax asset                                                 --             --
                                                          -----------    -----------
                                                              175,000             --

Deferred tax liability-plant and equipment                   (275,472)      (435,686)
                                                          -----------    -----------
      Net deferred tax liability                          $  (100,472)   $  (435,686)
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

NOTE 8 - CAPITAL STOCK

Series 1990 Preferred Stock

         Annual dividends of $0.50 per share on the Series 1990 10% Convertible preferred stock ("1990 Preferred Stock") are payable on a quarterly basis. Each share of 1990 Preferred Stock is convertible into shares of the Company's common stock determined by dividing $5.00 by a conversion price of $3.99 per share.

         Shares of 1990 Preferred Stock are redeemable at the option of the Company at a price equal to $5.00 per share plus any accrued and unpaid dividends. Terms of the 1990 Preferred Stock provide that the Company may redeem no fewer than 70,000 shares at any one time unless all outstanding shares are being redeemed. Only one redemption per quarter is permitted and the Company is precluded from making a partial redemption if there are fewer than 200,000 shares of 1990 Preferred Stock outstanding. Holders of 1990 Preferred Stock shares are entitled to one vote per share on all matters for which holders of common stock may vote (voting as a single class with the shares of common stock) and are entitled to a liquidation preference of $5.00 per share plus any accrued or unpaid dividends.

         An escrow account arrangement was created at the time of the issuance of the 1990 Preferred Stock to provide an alternative source of funds for payment of dividends and liquidation preferences in the event of a default by the Company. The escrow account arrangement included cash, a $500,000 irrevocable letter of credit, 100,000 shares of the Company's common stock, and a first lien mortgage on certain real restate owned by the Company. Effective as of April 1, 1996, under the terms of the Escrow Agreement, the Company was able to have all items of collateral released from the escrow.

Series 1995 Preferred Stock

         The 139,250 outstanding shares of Series 1995 8% Convertible preferred stock ("1995 Preferred Stock") were issued in a private placement transaction for $100 per share and carry annual dividends of $8.00 per share payable on a quarterly basis, except that holders who have so elected may have such dividends paid in shares of common stock. In the event of liquidation, the holders of 1995 Preferred Stock are entitled to receive $100 plus accrued and unpaid dividends before the holders of common stock are entitled to receive any of the liquidation proceeds. Each share of 1995 Preferred Stock is convertible into shares of the Company's common stock by dividing $100.00 by a conversion price of $3.125 per share, subject to certain adjustments (the "Conversion Rate"). Holders of the 1995 Preferred Stock are entitled to vote as if they had converted into common stock. However, the 1995 Preferred Stock votes as a class (separate from the common stockholders).

         In the event that the quoted price of the common stock exceeds $4.6875, subject to certain adjustments, for a period of twenty trading days beginning on any trading day on or after December 15, 1998, the Company shall have the right to compel the conversion of all but not less than all of the 1995 Preferred Stock into common stock at the Conversion Rate. Subject in all respects to this provision, the holders of shares of 1995 Preferred Stock shall have the right, at their option to convert all or any part of such shares into common stock.

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

         In September 1995, 50,000 options were granted at an exercise price of $2.75 per share, and are exercisable based on a two year vesting schedule. In December 1995, 550,000 options were granted at an exercise price of $3.00 per share and are exercisable based on a three year vesting schedule. In March 1997, 600,000 options were granted at an exercise price of $3.5625 per share. None of the options granted pursuant to the 1991 Incentive Plan were exercised during fiscal 1996 and 1997. At March 31, 1997, 1,850,000 options were outstanding, and 695,837 were exercisable with exercise prices ranging from $1.25 to $3.00.

         Pursuant to the Company's 1993 Non-Employee Director Stock Option Plan ("NEDSOP"), the Company may grant options with respect to an aggregate of 150,000 shares of common stock. The terms of the NEDSOP provide that each non-employee director receives a grant of 8,333 options to purchase common stock upon election or appointment to the Board of Directors. On the first and second anniversary on the Board, the non-employee director is entitled to receive another grant of 8,333 options to purchase common stock. Upon adoption, all non-employee directors who had served at least 2 years on the Board received a grant of 25,000 options to purchase common stock. A non-employee director who had served only one year, received a grant of 16,666 options to purchase common stock .

         Additionally, pursuant to the terms of the NEDSOP, effective as of July 8, 1995 and 1996, 8,333 and 8,333 options were granted at an exercise price of $3.63 and $3.25 per share, respectively. All of the options granted are exercisable based on a three year vesting schedule. None of the options granted pursuant to the NEDSOP were exercised during fiscal 1996 and 1997. At March 31, 1997, 66,666 options were outstanding and 50,000 shares were exercisable with exercise prices ranging from $1.21 to $3.25.

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

         The estimated fair values noted below are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of these calculations include the following: (a) a discount rate equal to the 10-year Treasury rate on the date of grant; (b) a volatility factor; (c) the term of the option or warrant; (d) the closing price of the respective common stock on the date of grant; and (e) an expected dividend rate of zero. The actual value that the warrant or option holders may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the options are exercised. Accordingly, the value realized by such holders will not necessarily be the value determined by the model.

A summary of Options and Warrants outstanding as of and for the fiscal years ended March 31 is as follows:

                                      1996                         1997
                              ----------------------      ------------------------
                                          Weighted                        Weighted
                                          Average                         Average
                               Options    Exercise         Options        Exercise
                              & Warrants    Price         & Warrants        Price
                              ---------   ---------       ----------      --------
Outstanding at beginning of
year                          1,647,052   $    2.25       2,841,585         $2.46
      Granted                 1,194,533   $    2.74         908,333         $3.71
      Exercised                      --          --         434,102         $1.59
      Forfeited                      --          --         488,680         $4.05
                              ---------                   ---------
Outstanding at
end of year                   2,841,585   $    2.46       2,827,136         $2.72
                              =========                   =========
Options and Warrants
exercisable at year end       1,888,808                   1,659,085

Weighted-average fair value
of options granted during
the year                         $ 1.58                     $ 2.36

The following table summarizes information about fixed stock options and stock purchase warrants outstanding at March 31,1997.

                                        Options and Warrants Outstanding           Options and Warrants Exercisable
                                  --------------------------------------------     --------------------------------
                                                     Weighted
                                                      Average
                                                     Remaining        Weighted                          Weighted
                                     Number         Contractual       Average           Number          Average
                Range of          Outstanding          Life           Exercise       Exercisable        Exercise
            Exercise Prices        at 3/31/97       (In Years)         Price          at 3/31/97         Price
            ---------------        ----------       ----------         -----          ----------         -----
             $1.21 to $1.63          700,000          6.732            $ 1.2521           537,500     $ 1.2528

             $2.00 to $2.75          398,000          3.486            $ 2.1319           373,000     $ 2.0905

            $3.00 to $3.5625       1,404,866          8.297            $ 3.2708           424,311     $ 3.0895

             $4.00 to $6.18          324,270          4.580            $ 4.1632           324,270     $ 4.1632
                                   ---------                                            ---------
             $1.21 to $6.18        2,827,136                           $ 2.7130         1,659,081     $ 2.4797
                                   =========                                            =========

         The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in these financial statements. Had compensation cost for the Company's option and warrant grants, since April 1, 1995, been determined on the fair value at the grant dates for awards under those plans consistent with the method of FAS No. 123, the Company's net loss per share for the fiscal years ended March 31 would have been adjusted to the pro forma amounts indicated below, which may not necessarily be indicative of pro forma adjustments in future years.

                                             1996                1997
                                         ------------        ------------
Net loss applicable to common stock:
      As reported                        $ (2,131,733)       $ (4,877,119)
                                         ------------        ------------
      Pro forma                          $ (2,323,028)       $ (5,320,795)
                                         ------------        ------------
Earnings per share:
      As reported                        $      (0.19)       $      (0.38)
                                         ------------        ------------
      Pro forma                          $      (0.20)       $      (0.41)
                                         ------------        ------------

NOTE 10 - RELATED PARTY TRANSACTIONS

         Certain expenses have been allocated to the Company for administrative and other services provided by an entity affiliated with the Company's principal stockholder. Such expenses totaled approximately $130,000 and $174,000 during fiscal 1996 and 1997, respectively.

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
                            ==========

         Total rental expense under operating leases for the years ended March 31, 1996 and 1997 was approximately $270,000 and $608,000, respectively.

NOTE 12 - SEGMENT INFORMATION

         The Company's operations by geographic area for the fiscal years ended March 31 are as follows:

                                 1996            1997
                             ------------    ------------
Revenues
      Argentina              $ 16,009,116    $ 22,580,466
      United States                    --              --
                             ------------    ------------
                             $ 16,009,116    $ 22,580,466
                             ============    ============

Operating income (loss)

      Argentina              $     25,832    $   (545,369)
      United States            (1,496,123)     (1,846,079)
                             ------------    ------------
                             $ (1,470,291)   $ (2,391,448)
                             ============    ============
Identifiable assets

      Argentina              $ 35,491,909    $ 48,706,226
      United States             8,752,736         920,736
                             ------------    ------------
                             $ 44,244,645    $ 49,626,962
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

================================================================================
                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

       The directors, executive officers and key employees of the Company as of August 12, 1997 are:

          NAME                                AGE                         POSITION
          ----                                ---                         --------
 Jack R. Crosby                               71            Chairman of the Board and Chief Executive
                                                            Officer

 Jack S. Gray, Jr.                            40            President, Chief Operating Officer and Director

 Neil R. Austrian, Jr.                        32            Senior Vice President and Chief Financial
                                                            Officer

 David Justice                                47            Chief Financial Officer of Latin America

 John D. Becker                               33            Controller

 Osvaldo Rossi                                43            Chief Executive Officer of Cabledifusion S.A.*

 Carlos Saba                                  42            Chief Operating Officer of Cabledifusion S.A.*

 Winston J. Churchill                         56            Director

 J. Kelly Elliott                             66            Director

 Lee A. Lahourcade                            40            Director

 *Cabledifusion S.A. is a subsidiary of Tescorp that manages its cable operations in Argentina.

       All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Executive officers are elected by and serve at the discretion of the Board of Directors.

       Jack R. Crosby has been Chairman of the Board of Directors of the Company since its inception in 1980, and became Chief Executive Officer in 1991. Mr. Crosby is the General Partner of Rust Group, L.P., a Texas limited partnership holding certain of Mr. Crosby's business assets, and he is the president of Rust Capital, Ltd. ("Rust Capital"), a small business investment corporation with its headquarters in Austin, Texas. Mr. Crosby has been involved in the cable television industry since its infancy, and he was in the first group of cable television executives recognized by the National Cable Television Association as a pioneer of the industry. Mr.

Crosby has been involved in the development of cable television systems in the United States, Mexico and Switzerland. Mr. Crosby presently serves as a director of Prime Cable, Inc. ("Prime Cable") of Austin, Texas. Prime Cable and its affiliates own and operate cable television systems in Chicago, Illinois, Las Vegas, Nevada, Anchorage, Alaska and other markets. A former Director and Chairman of the National Cable Television Association, Mr. Crosby has provided cable television consulting services to the governments of West Germany, Austria and Holland. Mr. Crosby also serves as a director of two other publicly traded companies: National Dentex Corporation, a manufacturer of dental appliances, and DSI Toys, Inc., a toy manufacturer and distributor.

       Jack S. Gray, Jr. has been a director of the Company since 1989. Since April 1992, Mr. Gray has been the President and Chief Operating Officer of the Company. From August 1991 until April 1992, Mr. Gray was President of J&J Mercantile, an investment firm in Austin, Texas. From April 1991 until August 1991, Mr. Gray was Deputy Director of Appointments in the Office of the Governor, State of Texas. From 1985 to 1991, he was the Chief Financial Officer of the "Rust Group" (which collectively refers to the business activities of Mr. Crosby), and in this capacity, he served as an officer or director of numerous entities in which Mr. Crosby held direct and indirect ownership interests. Prior to 1985, Mr. Gray was an investment banker with Duncan, Smith & Co., San Antonio, Texas.

       Neil R. Austrian, Jr. has been a Vice President of the Company since 1994 and was named Senior Vice President and Chief Financial Officer in July 1997. Mr. Austrian has worked in association with Mr. Crosby for the past seven years and, prior to joining Tescorp, was an Associate with Rust Capital. Mr. Austrian serves on the Board of Directors of Software Publishing Corporation.

       David Justice has been Chief Financial Officer - Latin America since joining the Company in September 1995. Mr. Justice is a ten year veteran of the cable television industry. Prior to joining the Company, Mr. Justice was employed by Prime Cable, which he joined in 1981 as Controller, and then served as Treasurer. During his tenure, Prime Cable grew from approximately 25,000 subscribers to 600,000 subscribers, and provided cable television service to customers in Alaska, New York, Georgia, Texas, Maryland, Nevada, North Carolina, Indiana and Wyoming. Mr. Justice worked for Seidman & Seidman and Coopers & Lybrand as a Certified Public Accountant before joining Prime Cable.

       John D. Becker has been the Controller of the Company since 1990. Mr. Becker is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, and the Texas Society of Certified Public Accountants.

       Osvaldo Rossi has acted as Chief Executive Officer of Cabledifusion S.A. since 1995. Mr. Rossi is a native of Argentina who resides in Buenos Aires. Mr. Rossi is the former Engineering and Technology Advisor to the ATVC, the Argentine cable television trade association, and is the author of Cable and Satellite TV, which was published in Argentina in 1990. He has also authored approximately 60 articles regarding cable television and telecommunications that have been published in various Latin American newspapers and trade publications. Mr. Rossi is a founder of Proyectos de Comunicaciones, S.A. ("Proyectos"), a company that provides engineering and operational consulting services to cable television and telecommunications companies. Proyectos has had as clients such Argentine firms as Clarin/Canal 13, Cablevision, Video Cable Comunicaciones, S.A., and Telintar. Prior to forming Proyectos, Mr. Rossi served at Video Cable Comunicacion, S.A., one of the largest cable television operators in Argentina, in several capacities including Vice President of Engineering and Technology. Mr. Rossi earned an Electronics Engineer certification from the National University of Technology (Argentina) in 1979.

       Carlos Saba has acted as Chief Operating Officer of Cabledifusion S.A. since 1995. Mr. Saba is a native of Argentina who resides in Buenos Aires.
Mr. Saba is also a founder of Proyectos. Mr. Saba was a founder of Cabtec, S.A. and Cabtec Industria Eletronica L.T.D.A., companies which designed and manufactured cable television equipment in Argentina and Brazil under license from C-Cor Electronics, Inc. Mr. Saba is the founder of several cable television systems in Argentina and Brazil and from 1981 to 1988 Mr. Saba worked in various capacities, including Chief Engineer, with Video Cable Comunicaciones, S.A.. Mr. Saba earned a Masters of Business Administration degree from Belgrano University (Argentina) in 1988 and an Electronics Engineer certification from the National University of Technology (Argentina) in 1980.

       Winston J. Churchill has been a director of the Company since July 1995. Mr. Churchill formed Churchill Investment Partners, Inc. in 1989 and CIP Capital, Inc. in 1990, each an investment and venture capital fund, and continues to be a principal of each. From 1989 to 1993 he served as Chairman of the Finance Committee of the $24 billion Pennsylvania Public School Employees' Retirement System.

       J. Kelly Elliott has served as a director of the Company since 1983. Since 1990, Mr. Elliott has been Chairman of the Board and Chief Executive Officer of Sigma Electronics, a manufacturer and distributor of electrical transformers. Mr. Elliott has also served since 1992 as Chairman and Chief Executive Officer of Omnicomp Graphics, Inc., a computer graphics company, and Seaboard-Avval, Inc., an oil field equipment manufacturer. From 1983 through 1989 Mr. Elliott was President and Chief Executive Officer of the Company. From 1976 to 1983, Mr. Elliott served as President and Chief Executive Officer of several wholly-owned subsidiaries of Hughes Tool Company, including Brown Oil Tools and BJ-Hughes, each of which was engaged in oil field services. In June of 1993, Mr. Elliott was elected Chairman of the Board of Grant Tensor Geophysical Corporation, a publicly traded oil field service company, and he served in that capacity through November 1995.

       Lee A. Lahourcade has been a director of the Company since March 1992. Mr. Lahourcade was president of Rust Capital from June 1988 to June 1992. Since then, Mr. Lahourcade has served as a principal at Vaughn, Nelson, Scarborough, McConnell, L.P., a money management firm. Prior to joining Rust Capital, Mr. Lahourcade was a vice president of Merrill Lynch & Co. in the investment banking area.

ITEM 10.  EXECUTIVE COMPENSATION

       Compensation of Directors. Each director who is not an employee of the Company receives $1,000 for each board meeting attended, plus $500 for each committee meeting attended. Employees of the Company are not paid directors' fees. No member of the Board of Directors was paid any compensation in the Company's 1997 fiscal year for his service as a director of the Company other than pursuant to the standard compensation arrangement for directors.

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

       The NEDSOP was adopted to further the goal of attracting and retaining highly qualified non-employee directors of the Company and to motivate them to assert their best efforts for the Company. As a result of changes effected at last year's annual meeting, non-employee directors are eligible to participate in the Company's 1991 Incentive Plan. As employees, neither Mr. Gray nor Mr. Crosby is eligible to participate in the NEDSOP.

       Compensation of Executive Officers The following table sets forth certain information for the fiscal years ended March 31, 1997, 1996 and 1995, with respect to the Chief Executive Officer (Mr. Crosby) and the President and Chief Operating Officer (Jack S. Gray, Jr.) at March 31, 1997. There were no other executive officers of the Company who earned annual compensation that exceeded $100,000 during fiscal 1997.

                          SUMMARY COMPENSATION TABLE

========================================================================================================================
                                                                                         LONG-TERM
                                                            ANNUAL COMPENSATION         COMPENSATION
                                                                                        (SECURITIES
 FISCAL                                                 ------------------------------   UNDERLYING      ALL OTHER
  YEAR            NAME            PRINCIPAL POSITION     SALARY      BONUS     OTHER      OPTIONS)*     COMPENSATION
------------------------------------------------------------------------------------------------------------------------
  1997     Jack R. Crosby        Chairman and CEO       $150,000      --         --        275,000           --

           Jack S. Gray, Jr.     President and COO      $125,000      --         --        225,000           --
------------------------------------------------------------------------------------------------------------------------
  1996     Jack R. Crosby        Chairman and CEO       $112,500      --         --        250,000           --

           Jack S. Gray, Jr.     President and COO      $125,000      --         --        175,000           --
------------------------------------------------------------------------------------------------------------------------
  1995     Jack R. Crosby        Chairman and CEO       $100,000      --         --          (c)             --

           Jack S. Gray, Jr.     President and COO      $125,000      --         --          (c)             --
------------------------------------------------------------------------------------------------------------------------

* Options granted include a limited stock appreciation right that becomes exercisable at the employee's option only if there is a change in control of the Company.

       Stock Option Grants in 1997. The Company maintains an incentive stock option plan, pursuant to which 2,000,000 shares of Common Stock are issuable to employees of the Company. The following table shows information concerning individual grants of stock options during fiscal 1997 to the named executive officers.

====================================================================================================
                                 NO. OF          % OF TOTAL
           NAME                SECURITIES          OPTIONS        EXERCISE PRICE       EXPIRATION
                               UNDERLYING        GRANTED TO                               DATE
                                 OPTIONS          EMPLOYEES
                                GRANTED*
----------------------------------------------------------------------------------------------------
Jack R. Crosby                   275,000            45.8              $3.5625            3/11/07
----------------------------------------------------------------------------------------------------
Jack S. Gray, Jr.                225,000            37.5              $3.5625            3/11/07
====================================================================================================

* All options shown are exercisable in three equal annual installments beginning March 31, 1998.

       Stock Option Exercises and Holdings. The following table shows information regarding stock option exercises and unexercised options held as of the end of fiscal 1997 by the named executive officers.


============================================================================================================
                                                                AT MARCH 31, 1997
                                       ---------------------------------------------------------------------
                                        NUMBER OF UNEXERCISED OPTIONS       VALUE OF IN-THE-MONEY OPTIONS
                                       ---------------------------------------------------------------------
       NAME              OPTIONS        EXERCISABLE      UNEXERCISABLE     EXERCISABLE*     UNEXERCISABLE*
                        EXERCISED
------------------------------------------------------------------------------------------------------------
Jack R. Crosby              0             327,083           522,917          $590,104          $266,146

Jack S. Gray, Jr.           0             302,083           197,917          $577,604          $241,146
============================================================================================================

* Based on closing price of $3.50 on March 31, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       Compensation decisions for executive officers are made by the Compensation Committee of the Board of Directors, which currently consists of Lee A. Lahourcade, J. Kelly Elliott and Winston J. Churchill. Mr. Elliott served as the President and Chief Executive Officer of the Company from 1983 through 1989. See "Certain Relationships and Related Transactions."

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

                                              Common Stock             1990 Preferred Stock       1995 Preferred  Stock
                                      ---------------------------   -------------------------   ------------------------------------
                                        Amount and                                Amount and                  Amount and
                                        Nature of       Percent       Percent      Nature of     Percent      Nature of    Percent
                                        Beneficial         of           of        Beneficial       of        Beneficial       of
          Beneficial Owner              Ownership       Class (1)    Class (2)     Ownership     Class (3)     Ownership   Class (4)
-----------------------------------   -------------    ----------   ----------    -----------   ----------   ------------ ----------
BEA Associates                        2,250,000 (5)       15.5         12.1          --            --        40,000           28.7
153 East 53rd Street
One Citicorp Center
New York, NY 10022

Argentina Equity Investment           1,855,000 (6)       13.1         10.0          --            --        30,000           21.5
Partnership
c/o BEA Associates
153 East 53rd Street
One Citicorp Center
New York, NY 10022

K-G, L.P.                             1,265,192 (7)        9.6          6.8          --            --         1,250              *
Winston J. Churchill
Frederick M. Danziger
John Fletcher
W&M Management Company, Inc.
641 Lexington Avenue
29th Floor
New York, NY  10022

Fred Lieberman                        1,163,060 (8)        8.8          6.3          --            --            --             --
6251 B Park of Commerce Blvd.
Boca Raton, FL 33487

Arnhold & S. Bleichroeder, Inc.       1,133,850 (9)        8.0          6.0          --            --        16,750           12.0
1345 Avenue of the Americas
New York, NY  10022.

Harvey Sandler                          928,200(10)        7.0          5.0          --            --            --             --
c/o Sandler Capital
767 Fifth Avenue, 45th Floor
New York, NY  10153

Banque Nationale de Paris               691,673(11)        5.0          3.7          --            --        20,000           14.4
(Switzerland) Ltd.
c/o Arnhold & S. Bleichroeder
1345 Avenue of the Americas
New York, NY  10022

SC Fundamental, Inc.                    640,000(12)        4.6          3.5          --            --        20,000           14.4
Gary N. Siegler
Peter M. Collery
712 Fifth Avenue, 19th Floor
New York, NY 10019

The SC Fundamental Value Fund, L.P      416,000(12)        3.1          2.2          --            --        13,000            9.3
712 Fifth Avenue, 19th Floor
New York, NY  10022.

                                              Common Stock             1990 Preferred Stock       1995 Preferred  Stock
                                      ---------------------------   -------------------------   ------------------------------------
                                         Amount and                               Amount and                Amount and
                                         Nature of       Percent     Percent      Nature of      Percent    Nature of      Percent
                                         Beneficial         of         of         Beneficial        of       Beneficial       of
           Beneficial Owner              Ownership       Class (1)   Class (2)     Ownership     Class (3)   Ownership     Class (4)
-----------------------------------   -------------    ----------   ----------    -----------   ----------   ------------ ----------
 The South America Fund N.V.             395,000(13)        2.9          2.1           --            --        10,000          7.2
 c/o BEA Associates
 153 East 53rd Street
 New York, NY  10022  .

 Clarex Limited                          337,500(14)        2.5          1.8           --            --        10,000          7.2
 Scotiabank Bldg., 3rd Floor
 Rawson Square
 Nassau, N.P., Bahamas

 First Eagle Fund N.V.                   320,000(15)        2.4          1.7           --            --        10,000          7.2
 c/o Arnhold & S. Bleichroeder, Inc.
 1345 Avenue of the Americas
 New York, NY  10022.

 Mervyn L. Lapin                         311,475(16)        2.4          1.7       46,534           6.7            --           --
 232 W. Meadow  Drive
 Vail, Co  81657

 Kenneth  Pasternak                      305,125(17)        2.3          1.6       40,000           5.8            --           --
 525 Washington Blvd.  Suite  2401
 Jersey City, NJ  07310

 SC Fundamental Value BVI, Inc.          224,000(12)        1.7          1.2           --            --            --           --
 712 Fifth Avenue, 19th Floor
 New York, NY  10022
                                            72,055            *            *       57,500           8.3            --           --
 Special Situation Fund, L. P. III
 153 East 53rd  Street
 New York, NY  10022

 Jack R. Crosby                          463,544(18)        3.4          2.5           --            --            --           --
 327 Congress Avenue, Suite 200
 Austin, Texas  78701

 J. Kelly Elliott                         58,664(19)          *            *           --            --            --           --
 327 Congress Avenue, Suite 200
 Austin, Texas  78701

 Jack S. Gray, Jr.                       557,056(20)        4.1          3.0        9,850           1.4            --           --
 327 Congress Avenue, Suite 200
 Austin, Texas  78701

 Lee A. Lahourcade                        26,880(21)          *            *        1,500             *            --           --
 327 Congress Avenue, Suite 200
 Austin, Texas  78701

 All directors and officers as a           1,517,986       10.9          7.9       11,350           1.6         1,250            *
 group  (five persons)


---------------------
       * Less than one percent

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

 (7) K-G, L.P., John Fletcher, W&M Management Company, Inc., Frederick M. Danziger and Winston J. Churchill, Jr. filed an amended Schedule 13D on July 1, 1995 in which they indicated they were members of a "group" for the purposes of Section 13(d) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder. Includes 1,215,414 shares held directly, 9,778 shares subject to currently exercisable options held by Winston J. Churchill, and 40,000 shares issuable upon conversion of the Series 1995 preferred stock (which is held directly by Winston J. and
       Barbara G. Churchill),   299,342 of such shares are held by Mr.
       Churchill and his wife, Barbara G. Churchill, 62,500 shares are held by the Winston J. Churchill Retirement Plan of which Mr. Churchill is a beneficiary. The Sharpe Irrevocable Intervivos Trust, of which Jack R. Crosby's wife is the sole beneficiary, holds a limited partnership interest in 853,572 of such shares (see note 18).

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

(13) Includes 40,000 shares of common stock held directly, 320,000 shares issuable upon conversion of the Series 1995 preferred stock held directly and 35,000 shares subject to currently exercisable warrants.

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

(17) Includes 255,000 shares held directly and 50,125 shares of common stock issuable upon the conversion of the shares of Series 1990 preferred stock held directly.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During fiscal 1996, J. Kelly Elliott, a director of the Company, was indebted to the Company in the amount of approximately $84,000, including accrued and unpaid interest by virtue of a loan that had been made in 1989. In March 1996, the Company agreed that Mr. Elliott could satisfy his obligation by assigning to the Company 21,567 shares of outstanding Common Stock, which was then trading at approximately $3.75 per share, and cash of approximately $5,000. The note was satisfied on these terms during the first quarter of fiscal 1997 and the Company retired the Common Stock.

       Rust Management Services, Inc., a Texas corporation ("RMSI") of which Jack R. Crosby, Chairman and Chief Executive Officer of the Company, is the sole shareholder, has provided the part-time services of several of its employees to the Company. Pursuant to this arrangement, the Company's pro rata share of the expenses associated with RMSI's employment of these individuals is reimbursed by the Company at RMSI's cost. During the fiscal year ended March 31, 1997, payments to RMSI pursuant to this arrangement were approximately $174,000.

       The Company leases its executive offices in Austin, Texas in a six-story office building from a limited partnership that includes as a minority interest limited partner a trust for which Jack S. Gray, Jr., President and Chief Operating Officer of the Company, is the trustee. Mr. Gray is not a beneficiary of the trust and serves without compensation. The limited partnership purchased the building in June 1996.

       In February 1997, the Company sold $6.0 million in principal amount of the Acquisition Notes, and detachable warrants to purchase an aggregate of 210,000 shares of Common Stock for $4.00 per share, to a group of investors that included a director and other beneficial holders of over 5% of the Company's capital stock. As a result of the placement: (i) Winston J. Churchill, a director of the Company and the beneficial owner of over 5% of the outstanding Common Stock, and his wife purchased $200,000 in principal amount of the Acquisition Notes and warrants to purchase 7,000 shares of Common Stock;
(ii) The South America Fund N.V., the beneficial owner of over 5% of a class of the Company's voting securities, purchased $1,000,000 in principal amount of the Acquisition Notes and warrants to purchase 35,000 shares of Common Stock;
(iii) Clarex Limited, the beneficial owner of over 5% of a class of the Company's voting securities, purchased $500,000 in principal amount of the Acquisition Notes and warrants to purchase 17,500 shares of Common Stock; and
(iv) Banque Nationale de Paris (Paris), the beneficial owner of over 5% of a class of the Company's voting securities, purchased $500,000 in principal amount of the Acquisition Notes and warrants to purchase 17,500 shares of Common Stock. The Acquisition Notes and warrants received by The South America Fund N.V. may be deemed to be owned by BEA Associates, the beneficial owner of over 5% of the outstanding Common Stock.

       In addition, in connection with the placement of the Acquisition Notes and warrants, Arnhold S. & Bleichroeder, Inc., which may be deemed to be the beneficial owner of over 5% of the outstanding Common Stock, received 22,500 shares of Common Stock and warrants to purchase an additional 90,000 shares of Common Stock for $4.00 per share as a placement fee and for other professional services provided in connection with the placement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (Asterisk indicates exhibits previously filed with the Securities and Exchange Commission which are incorporated herein by reference to this Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997. Double asterisks indicates exhibits previously filed with this report.)

Exhibit No.                Description
-----------                -----------
*  3.1            Restated Articles of Incorporation of Tescorp, Inc. filed July 11, 1990 [EXHIBIT
                  3.1 TO FORM 10 DATED JUNE 27, 1990, AS AMENDED BY THAT FORM 8 DATED JULY
                  18, 1990]

** 3.2            Articles of Amendment of the Articles of Incorporation for Tescorp, Inc. dated
                  February 28, 1996

*  3.3            Bylaws of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 3.2 TO FORM 10 DATED JUNE
                  27, 1990, AS AMENDED BY THAT FORM 8 DATED JULY 18, 1990]

*  4.1            Statement of Resolution Establishing and Designating the Series 1990 10%
                  Convertible preferred stock of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 4.1 TO
                  FORM 10 DATED JUNE 27, 1990, AS AMENDED BY THAT FORM 8 DATED JULY 18,
                  1990]

*  4.2            Statement of Resolution Establishing and Designating the Series 1995 8%
                  Convertible preferred stock of Tescorp, Inc. filed December 18, 1995 [EXHIBIT 4.1
                  (B) TO FORM S-3 FILED FEBRUARY 29, 1996]

*10.01            Option Agreement between Tescorp, Inc. and John C. Kerr [EXHIBIT 10.5 TO
                  FORM 10 DATED JUNE 27, 1990, AS AMENDED BY THAT FORM 8 DATED JULY 18,
                  1990]

*10.02            Warrant dated July 11, 1990 issued to National City Venture
                  Corporation [EXHIBIT 10.7 TO FORM 10 DATED JUNE 27, 1990, AS
                  AMENDED BY THAT FORM 8 DATED JULY 18, 1990]

*10.03            Warrant dated July 11, 1990 issued to Mid West Holdings
                  Limited Partnership [EXHIBIT 10.8 TO FORM 10 DATED JUNE 27,
                  1990, AS AMENDED BY THAT FORM 8 DATED JULY 18, 1990]

*10.04            Warrant dated July 11, 1990 issued to Jack A. Morgan, Jr. [EXHIBIT 10.9 TO FORM
                  10 DATED JUNE 27, 1990, AS AMENDED BY THAT FORM 8 DATED JULY 18, 1990]

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

*10.09            Tescorp, Inc. Amended and Restated 1991 Incentive Plan [EXHIBIT 4.1(B) TO
                  FORM S-8 DATED NOVEMBER 5, 1996]

*10.10            Form of Incentive Stock Option Agreements between Tescorp, Inc. and Tescorp,
                  Inc. 1991 Incentive Plan Participants [EXHIBIT 10.3 TO FORM 10 DATED JUNE 27,
                  1990, AS AMENDED BY THAT FORM 8 DATED JULY 18, 1990]

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

  22.1            Subsidiaries of the registrant [EXHIBIT 22.1 TO FORM S-2
                  FILED AUGUST 13, 1997]

  23.1            Independent Auditors' Consent  -  KPMG Peat Marwick LLP

**27. 1           Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TESCORP, INC.



Date:  August 13, 1997                     By: /s/ JACK S. GRAY, JR.
                                              ---------------------------------
                                              Jack S. Gray, Jr., President and
                                              Chief Operating Officer

                                 EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
*  3.1            Restated Articles of Incorporation of Tescorp, Inc. filed July 11, 1990 [EXHIBIT
                  3.1 TO FORM 10 DATED JUNE 27, 1990, AS AMENDED BY THAT FORM 8 DATED JULY
                  18, 1990]

** 3.2            Articles of Amendment of the Articles of Incorporation for Tescorp, Inc. dated
                  February 28, 1996

*  3.3            Bylaws of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 3.2 TO FORM 10 DATED JUNE
                  27, 1990, AS AMENDED BY THAT FORM 8 DATED JULY 18, 1990]

*  4.1            Statement of Resolution Establishing and Designating the Series 1990 10%
                  Convertible preferred stock of Tescorp, Inc. filed July 11, 1990 [EXHIBIT 4.1 TO
                  FORM 10 DATED JUNE 27, 1990, AS AMENDED BY THAT FORM 8 DATED JULY 18,
                  1990]

*  4.2            Statement of Resolution Establishing and Designating the Series 1995 8%
                  Convertible preferred stock of Tescorp, Inc. filed December 18, 1995 [EXHIBIT 4.1
                  (B) TO FORM S-3 FILED FEBRUARY 29, 1996]

*10.01            Option Agreement between Tescorp, Inc. and John C. Kerr [EXHIBIT 10.5 TO
                  FORM 10 DATED JUNE 27, 1990, AS AMENDED BY THAT FORM 8 DATED JULY 18,
                  1990]

*10.02            Warrant dated July 11, 1990 issued to National City Venture
                  Corporation [EXHIBIT 10.7 TO FORM 10 DATED JUNE 27, 1990, AS
                  AMENDED BY THAT FORM 8 DATED JULY 18, 1990]

*10.03            Warrant dated July 11, 1990 issued to Mid West Holdings
                  Limited Partnership [EXHIBIT 10.8 TO FORM 10 DATED JUNE 27,
                  1990, AS AMENDED BY THAT FORM 8 DATED JULY 18, 1990]

*10.04            Warrant dated July 11, 1990 issued to Jack A. Morgan, Jr. [EXHIBIT 10.9 TO FORM
                  10 DATED JUNE 27, 1990, AS AMENDED BY THAT FORM 8 DATED JULY 18, 1990]

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

*10.09            Tescorp, Inc. Amended and Restated 1991 Incentive Plan [EXHIBIT 4.1(B) TO
                  FORM S-8 DATED NOVEMBER 5, 1996]

*10.10            Form of Incentive Stock Option Agreements between Tescorp, Inc. and Tescorp,
                  Inc. 1991 Incentive Plan Participants [EXHIBIT 10.3 TO FORM 10 DATED JUNE 27,
                  1990, AS AMENDED BY THAT FORM 8 DATED JULY 18, 1990]

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

  22.1            Subsidiaries of the registrant [EXHIBIT 22.1 TO FORM S-2 FILED
                  AUGUST 13, 1997]

  23.1            Independent Auditors' Consent  -  KPMG Peat Marwick LLP

**27. 1           Financial Data Schedule