Form 10-Q/A
period 1997-06-30
TESCORP INC
filed 1997-09-11
CIK 865457

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                 FORM 10-Q/A
                              (Amendment No. 1)


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

                         TESCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 For the Quarters Ended June 30, 1996 and 1997
                                  (Unaudited)


                                                                     1996             1997
                                                                  -----------      -----------

Revenues                                                          $ 5,401,912      $ 7,128,763

Operating costs and expenses:
       Operating costs                                              3,915,365        5,202,358
       General and administrative expenses                            878,453          861,780
       Depreciation                                                   805,515        1,330,078
       Amortization of franchise costs                                332,720          443,596
                                                                  -----------      -----------
Total operating costs and expenses                                  5,932,053        7,837,812
                                                                  -----------      -----------
Operating loss                                                       (530,141)        (709,049)
                                                                  -----------      -----------

Other income (expense):
       Interest  income                                                87,545            2,258
       Other income                                                     6,748            3,019
       Interest expense                                               (38,798)        (319,874)
                                                                  -----------      -----------
Total other income (expense), net                                      55,495         (314,597)
                                                                  -----------      -----------
Loss before provision for income taxes                               (474,646)      (1,023,646)

Income tax expense                                                    113,363          114,232
                                                                  -----------      -----------
Loss before minority interests                                       (588,009)      (1,137,878)

Minority interest in the loss of consolidated subsidiaries             14,296           15,590
                                                                  -----------      -----------
Net loss                                                             (573,713)      (1,122,288)

Preferred stock dividends                                            (383,734)        (365,234)
                                                                  -----------      -----------

Net loss applicable to common stock                               $  (957,447)     $(1,487,522)
                                                                  ===========      ===========

Loss per share applicable to common stock                         $     (0.08)     $     (0.12)
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


         Preferred Stock Dividends. Preferred stock dividends decreased 4.8% from $383,000 in the period ending in 1996 to $366,000 in the period ending in 1997 due to the conversion of certain shares of the Company's Series 1995 8% Convertible Preferred Stock.

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


         None


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





Austin, Texas
September 11, 1997