Form 10-Q
period 1997-09-30
TESCORP INC
filed 1997-11-12
CIK 865457

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

                         Commission File Number 0-18663

                                  TESCORP, INC.
             (Exact name of registrant as specified in its charter)

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

                                 (512) 476-2995
                         (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X                    No
                               ---                     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Shares Outstanding at November 3, 1997
Common Stock, $.02 par value                         13,217,450


================================================================================

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION


                         TESCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                       Assets                                       March 31, 1997   September 30, 1997
                                       ------                                       --------------   ------------------
                                                                                                         (Unaudited)
Cash and cash equivalents                                                             $  1,623,375       $  4,176,415
Accounts receivable-subscribers, net                                                     2,208,417          2,288,067
Prepaid expenses and other assets                                                        1,306,904          1,192,706
Plant and equipment, net                                                                11,639,281         11,054,289
Franchise costs, net of amortization                                                    32,848,985         32,120,230
                                                                                      ------------       ------------
          Total assets                                                                $ 49,626,962       $ 50,831,707
                                                                                      ============       ============

                   Liabilities and Stockholders' Equity

Accounts payable                                                                      $  1,435,522       $  2,341,297
Accrued license and copyright fees                                                       1,795,300          1,494,994
Income taxes payable                                                                     1,384,833          1,785,937
Other liabilities                                                                        3,241,110          2,100,551
Contingent payment under stock purchase and merger agreement                                    --          5,000,000
Debt                                                                                     7,262,237          7,193,613
                                                                                      ------------       ------------
           Total liabilities                                                            15,119,002         19,916,392
                                                                                      ------------       ------------

Minority Interest                                                                          887,303            812,478
                                                                                      ------------       ------------

Stockholders' Equity:
     Preferred stock, $1 par value, 5,000,000 shares authorized: Series 1990
       Convertible preferred stock, $5 redemption value per share, 704,684 shares authorized, 693,864 and 691,300 shares issued and outstanding with an aggregate preference on liquidation of $3,469,320 and $3,456,500, at
       March 31 and September 30, 1997, respectively.                                      693,864            691,300

       Series 1995 Convertible preferred stock, 200,000 shares authorized,
       139,250 shares issued and outstanding with an
       aggregate preference on liquidation of $13,925,000.                                 139,250            139,250

     Common stock, $.02 par value, 50,000,000 shares authorized, 13,178,007 and
     13,206,515 shares issued and outstanding at
     March 31 and September 30, 1997, respectively                                         263,560            264,130

     Additional paid-in capital                                                         66,508,484         66,599,852
     Accumulated deficit                                                               (33,984,501)       (37,591,695)
                                                                                      ------------       ------------
          Total stockholders' equity                                                    33,620,657         30,102,837
                                                                                      ------------       ------------
Commitments and contingencies                                                                   --                 --
                                                                                      ------------       ------------
          Total liabilities and stockholders' equity                                  $ 49,626,962       $ 50,831,707
                                                                                      ============       ============



          See accompanying notes to consolidated financial statements.
                                       2

                         TESCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
             For the Three Months Ended September 30, 1996 and 1997
                                   (Unaudited)

                                                                       1996              1997
                                                                   -----------       -----------
Revenues                                                           $ 5,527,433       $ 7,208,487
                                                                   -----------       -----------

Operating costs and expenses:
       Operating costs                                               3,922,088         5,184,748
       General and administrative expenses                           1,052,541         1,451,452
       Depreciation                                                    890,888         1,268,600
       Amortization of franchise costs                                 338,335           446,338
                                                                   -----------       -----------
Total operating costs and expenses                                   6,203,852         8,351,138
                                                                   -----------       -----------

Operating loss                                                        (676,419)       (1,142,651)
                                                                   -----------       -----------
Other income (expense):
       Interest  income                                                 71,691            14,857
       Other income                                                      2,834            14,543
       Interest expense                                                (57,925)         (334,670)
                                                                   -----------       -----------
Total other income (expense), net                                       16,600          (305,270)
                                                                   -----------       -----------

Loss before provision for income taxes and minority interests         (659,819)       (1,447,921)

Income tax expense                                                     129,014           330,108
                                                                   -----------       -----------
Loss before minority interests                                        (788,833)       (1,778,029)

Minority interest in the loss of consolidated subsidiaries ..            8,859            23,528
                                                                   -----------       -----------
Net loss                                                              (779,974)       (1,754,501)

Preferred stock dividends                                             (378,858)         (365,171)
                                                                   -----------       -----------

Net loss applicable to common stock                                $(1,158,832)      $(2,119,672)
                                                                   ===========       ===========
Loss per share applicable to common stock                          $     (0.09)      $     (0.16)
                                                                   ===========       ===========



          See accompanying notes to consolidated financial statements.
                                       3

                         TESCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the Six Months Ended September 30, 1996 and 1997
                                   (Unaudited)

                                                                       1996               1997
                                                                   ------------       ------------
Revenues                                                           $ 10,929,345       $ 14,337,250
                                                                   ------------       ------------

Operating costs and expenses:
       Operating costs                                                7,837,453         10,387,106
       General and administrative expenses                            1,930,994          2,313,232
       Depreciation                                                   1,696,403          2,598,678
       Amortization of franchise costs                                  671,055            889,934
                                                                   ------------       ------------
Total operating costs and expenses                                   12,135,905         16,188,950
                                                                   ------------       ------------

Operating loss                                                       (1,206,560)        (1,851,700)
                                                                   ------------       ------------
Other income (expense):
       Interest  income                                                 159,236             17,115
       Other income                                                       9,582             17,562
       Interest expense                                                 (96,723)          (654,544)
                                                                   ------------       ------------
Total other income (expense), net                                        72,095           (619,867)
                                                                   ------------       ------------

Loss before provision for income taxes and minority interests        (1,134,465)        (2,471,567)

Income tax expense                                                      242,377            444,340
                                                                   ------------       ------------
Loss before minority interests                                       (1,376,842)        (2,915,907)

Minority interest in the loss of consolidated subsidiaries               23,155             39,118
                                                                   ------------       ------------
Net loss                                                             (1,353,687)        (2,876,789)

Preferred stock dividends                                              (762,592)          (730,405)
                                                                   ------------       ------------

Net loss applicable to common stock                                $ (2,116,279)      $ (3,607,194)
                                                                   ============       ============
Loss per share applicable to common stock                          $      (0.17)      $      (0.27)
                                                                   ============       ============


          See accompanying notes to consolidated financial statements.
                                       4

                         TESCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Six Months Ended September 30, 1996 and 1997
                                   (Unaudited)

                                                                                     1996              1997
                                                                                 -----------       -----------
Cash flows from operating activities:
  Net loss                                                                       $(1,353,687)      $(2,876,789)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation expense                                                          1,696,403         2,598,678
     Amortization of franchise costs                                                 671,055           889,934
     Amortization of debt issuance costs                                                  --            69,075
     Deferred income tax expense                                                     (77,030)         (168,083)
     Minority interest in the loss of consolidated subsidiaries                      (23,155)          (39,118)
  Changes in operating assets and liabilities excluding effects of acquired businesses:
     Accounts receivable from subscribers                                            (92,970)          (79,650)
     Prepaid expenses and other assets                                               488,973          (158,343)
     Accounts payable                                                                182,200           905,775
     Accrued expenses and other liabilities                                         (715,175)         (712,805)
                                                                                 -----------       -----------
         Net cash provided by operating activities                                   776,614           428,674
                                                                                 -----------       -----------


Cash flows from investing activities:
  Property additions                                                              (1,550,734)       (2,013,686)
  Proceeds from principal repayment on mortgage receivable                             5,608            17,241
  Acquisition of cable television systems, net of cash acquired                   (2,548,025)         (133,827)
                                                                                 -----------       -----------
         Net cash used in investing activities                                    (4,093,151)       (2,130,272)
                                                                                 -----------       -----------


Cash flows from financing activities:
  Borrowings under credit facilities                                                      --           500,000
  Principal payments on debt                                                        (189,365)         (568,624)
  Dividends paid on preferred stock                                                 (660,611)         (641,031)
  Contingent payment under stock purchase and merger agreement                            --         5,000,000
  Distributions to minority shareholder of subsidiary                                     --           (35,707)
  Exercise of warrants                                                               490,286                --
                                                                                 -----------       -----------
         Net cash provided by (used in) financing activities                        (359,690)        4,254,638
                                                                                 -----------       -----------


Net increase (decrease) in cash and cash equivalents                              (3,676,227)        2,553,040

Cash and cash equivalents at beginning of period                                   8,529,100         1,623,375
                                                                                 -----------       -----------
Cash and cash equivalents at end of period                                       $ 4,852,873       $ 4,176,415
                                                                                 ===========       ===========


Significant non-cash financing activities are as follows:
    Acquisition of Company's common stock in satisfaction of an
    outstanding obligation                                                       $    80,876       $        --
                                                                                 -----------       -----------


    Distribution of common stock to holders of Series 1995 preferred
    stock electing to receive dividends in the form of common stock              $   101,980       $    89,374
                                                                                 -----------       -----------



          See accompanying notes to consolidated financial statements.
                                        5

TESCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 1997

NOTE 1 -STOCK PURCHASE AND MERGER AGREEMENT:

         On September 16, 1997 Tescorp, Inc. ("Tescorp" or the "Company") entered into a Stock Purchase and Merger Agreement (the "Agreement") with a wholly-owned subsidiary of Supercanal Holdings, S. A. ("Supercanal"), an Argentine corporation. The Agreement provides for Supercanal's acquisition of Tescorp through a series of transactions which would ultimately involve paying Tescorp's shareholders $4.50 per share of Common Stock and $144 per share of Series 1995 8% Preferred Stock. In accordance with the terms of the Agreement, Supercanal paid to the Company a deposit of $5.0 million at the execution of the Agreement.

         In October 1997, the Company and Supercanal made the filings required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act"). Immediately following the expiration or termination of the waiting period under the HSR Act, the Agreement provides for Supercanal to purchase 10,970,000 newly issued shares of Common Stock and 60,750 newly issued shares of Series 1995 8% Preferred Stock from Tescorp for a purchase price of $3.33 per share and $100 per share, respectively. The $5 million deposit made by Supercanal at the execution of the Agreement will be credited against the purchase price.

        On November 6, 1997, Supercanal and Tescorp received notification of early termination of the waiting period under the HSR Act for consummation of the transaction. However, Supercanal has proposed to modify the Agreement to provide for its acquisition of 4,504,504 shares of Common Stock at a purchase price of $3.33 per share. The parties are presently in negotiations regarding the possible amendment of the Agreement concerning this and certain other provisions. It is presently anticipated that any such amendment would not otherwise alter the terms upon which Supercanal would purchase the outstanding shares of capital stock of Tescorp from Tescorp's shareholders. No assurance can be given, however, that any such amendment will be reached.

         Under the terms of the Agreement, the Company must initiate the redemption of its Series 1990 10% Preferred Stock at a price of $5.00 per share, plus accrued and unpaid dividends, no later than the date in which Supercanal purchases the newly issued shares. Holders of the Series 1990 10% Preferred Stock will retain the option to convert each share into approximately 1.2531 shares of common stock through the record date for the redemption.

         In the final stage of the acquisition, the Agreement provides for Supercanal to submit a public tender offer to acquire 100% of Tescorp's outstanding Common Stock and Series 1995 Preferred Stock at a purchase price of $4.50 per share and $144 per share, respectively. Supercanal's obligation to consummate the tender offer will be subject to its receipt of the tender of two-thirds of the total outstanding shares of Tescorp's Series 1995 Preferred Stock and Common Stock.

         In addition to the minimum tender requirements, Supercanal's acquisition of Tescorp stock is subject to the absence of any material changes in Tescorp's business and certain other conditions.


NOTE 2 - ORGANIZATION AND BASIS OF PRESENTATION:

         Business and principles of consolidation

         Tescorp is a Texas corporation that was organized in 1980. The accompanying consolidated financial statements include the accounts of Tescorp, its subsidiaries and companies in which it holds majority joint venture interests (referred to herein collectively as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company is engaged in the business of acquiring and developing cable television systems and communications properties in Latin America. The Company continues to concentrate its operations in Argentina. The Company presently provides cable television service to eleven Argentine cities in six provinces.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made that are considered necessary for a fair presentation of the financial condition of the Company as of September 30, 1997, and of the results of its operations for the three month period then ended. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB which includes audited financial statements for the fiscal year ended March 31, 1997. Please note that certain amounts have been reclassified for comparability with the current period presentation.


NOTE 3 - LOSS PER COMMON AND COMMON EQUIVALENT SHARE:

         Loss per common and common equivalent share attributable to common shareholders was computed by dividing net loss attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (12,800,764 and 13,190,873 for the three months and 12,702,826 and 13,196,066 for the six months ended September 30, 1996 and 1997, respectively). For the periods ended September 30, 1996 and 1997, common stock equivalents were not included in the computation of weighted average shares outstanding because their inclusion would cause an antidilutive effect.

         Fully diluted earnings per share amounts are not presented for the periods ending September 30, 1996 and 1997, because they do not materially differ from primary earnings per share or they are antidilutive.


NOTE 4 - SUBSEQUENT EVENTS:

         On October 23, 1997, the Company acquired the stock of San Martin de los Andes Televisora Color S.A., a company that provides cable television service to approximately 3,500 subscribers in the Argentine city of San Martin de los Andes, Neuquen Province. The purchase price was approximately $2.6 million , subject to certain adjustments. The Company anticipates that it will incur approximately $100,000 of closing costs in addition to the purchase price.

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


RESULTS OF OPERATIONS.

         During the three- and six-month periods ended September 30, 1997, the Company operated cable television systems serving 11 cities, principally in southern Argentina. During the same periods of the prior year the Company provided cable television service to eight Argentine cities. The Company acquired a competing cable television system serving Reconquista and Avellaneda, Santa Fe Province in August 1996, acquired another system serving Comodoro Rivadavia, Chubut Province in December 1996 and acquired two companies operating cable television systems serving the adjoining cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province in February 1997. In March 1997, the Company also acquired a company operating an ultra high frequency system competing with the Company in San Carlos de Bariloche, Rio Negro Province. The results of the operations of these acquired systems are included in the Company's consolidated financial statements for the periods ended in 1997 and from the dates of their respective acquisition for the periods ended in 1996.


                      THREE MONTHS ENDED SEPTEMBER 30, 1996
              COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Revenues increased 30.4% from $5.5 million for the period ending in 1996 to $7.2 million for the period ending in 1997 primarily as a result of the acquisitions described above. Aggregate subscriber revenue from the cable television systems in operation during both periods (excluding acquisitions) increased by approximately 2.0% over the same period in 1996 primarily as a result of an increase in the number of basic subscribers served.

         Operating Costs. Operating costs increased 32.2% from $3.9 million for the period ending in 1996 to $5.2 million for the period ending in 1997 primarily as a result of the acquisitions described above. As a percentage of revenues, Argentine cable television system operating costs increased from 71.0% in the period ending in 1996 to 71.9% in the period ending in 1997. Franchise taxes in Rio Gallegos and Ushuaia increased as a result of the expiration during fiscal 1997 of the Company's exemption from franchise fees payable to COMFER (the Argentine governmental agency that licenses and regulates cable television operations). The Company has requested extensions of the franchise fee exemptions retroactive to the original expiration dates from COMFER. However, the Company is not able to predict whether the extensions will be granted. Also in late fiscal 1997, the Province of Tierra del Fuego implemented a gross receipts tax equal to 3% of revenues. Operating costs for the cable television systems in operation during both periods declined in 1997 when compared to 1996 as a result of savings in personnel, bad debts and other expenses achieved under the Company's management which more than offset increased programming costs, franchise fees and gross receipts taxes. One of the newly acquired systems incurred operating losses before depreciation and amortization which reduced the Company's overall operating margins in 1997. The Company expects the financial performance of this system to improve significantly as restructuring and rebuilding measures are implemented.

         General and Administrative Expenses. General and administrative expenses increased 37.9% from $1.1 million for the period ending in 1996 to $1.5 million for the period ending in 1997. As a percentage of revenues, general and administrative expenses increased from 19.0% for the period ending in 1996 to 20.1% for the period ending in 1997. This increase is primarily attributable to expenses incurred in connection with the negotiation of the Agreement with Supercanal and various fund raising activities, including but not limited to a proposed secondary offering of the Company's common stock. Efforts pertaining to the proposed secondary offering were discontinued when Tescorp entered into the Agreement with Supercanal.

         Depreciation and Amortization. Depreciation and amortization increased 39.5% from $1.2 million for the period ending in 1996 to $1.7 million for the corresponding period in 1997 due primarily to the amortization of franchise costs of the acquisitions described above and the depreciation of capital expenditures in existing cable television systems and the additional cable television plant of the newly acquired companies.

         Other Income (Expense). The Company had net other income of $17,000 for the period ending in 1996, while it had net other expense of $305,000 for the corresponding period in 1997. This change was due primarily to a $57,000 decrease in interest income and a $277,000 increase in interest expense associated with debt incurred in the last quarter of the fiscal year ended March 31, 1997.

         Income Tax Expense. The Company recorded income tax expense of approximately $129,000 for the period ending in 1996 compared to $330,000 for the period ending in 1997. The Company experienced a net loss before provision for income taxes and minority interests for both periods. However, it incurred income tax expense primarily due to Argentine income tax regulations that prohibit the deduction of losses from one subsidiary against income from another subsidiary in a consolidated return.

         Preferred Stock Dividends. Preferred stock dividends decreased by 3.6% from $379,000 for the period ending in 1996 to $365,000 for the period ending in 1997 primarily due to the conversion of certain shares of Series 1995 Preferred Stock in fiscal 1997.

                       SIX MONTHS ENDED SEPTEMBER 30, 1996
               COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Revenues increased 31.2% from $10.9 million in 1996 to $14.3 million in 1997 primarily as a result of the acquisitions described above. Aggregate subscriber revenue from the cable television systems in operation during both periods (excluding acquisitions) increased by approximately 2.0% over the same period in 1996 primarily as a result of a rate increase implemented in the Reconquista/Avellaneda market and from an increase in the number of basic subscribers served during the current period. The number of basic subscribers at September 30, 1997 is approximately 5.0% above the subscriber level at the beginning of the current fiscal year.

         Operating Costs. Operating costs increased 32.5% from $7.8 million for the period ending in 1996 to $10.4 million for the period ending in 1997 primarily as a result of the acquisitions described above. As a percentage of revenues, Argentine cable television system operating costs increased from 71.7% in the period ending in 1996 to 72.4% in the period ending in 1997. The analysis of operating costs for the current quarter discussed above is also applicable to the six-month periods.

         General and Administrative Expenses. General and administrative expenses increased 19.8% from $1.9 million for the period ending in 1996 to $2.3 million for the period ending in 1997. As a percentage of revenues, general and administrative expenses decreased from 17.7% for the period ending in 1996 to 16.1% for the period ending in 1997.

         Depreciation and Amortization. Depreciation and amortization increased 47.4% from $2.4 million for the period ending in 1996 to $3.5 million for the corresponding period in 1997 due primarily to the amortization of franchise costs of the acquisitions described above and the depreciation of capital expenditures in existing cable television systems and the additional cable television plant of the newly acquired companies.

         Other Income (Expense). The Company had net other income of $72,000 for the period ending in 1996, while it had net other expense of $620,000 for the corresponding period in 1997. This change was due primarily to a $142,000 decrease in interest income and a $558,000 increase in interest expense associated with debt incurred in the last quarter of the fiscal year ended March 31, 1997.

         Income Tax Expense. The Company recorded income tax expense of approximately $242,000 for the period ending in 1996 compared to $444,000 for the period ending in 1997. The Company experienced a net loss before provision for income taxes and minority interests for both periods. However, it incurred income tax expense primarily due to Argentine income tax regulations that prohibit the deduction of losses from one subsidiary against income from another subsidiary in a consolidated return.

         Preferred Stock Dividends. Preferred stock dividends decreased by 4.2% from $763,000 for the period ending in 1996 to $730,000 for the period ending in 1997 primarily due to the conversion of certain shares of Series 1995 Preferred Stock in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         On September 16, 1997 the Company entered into an agreement with Supercanal which provides for the acquisition of Tescorp through a series of transactions which would ultimately involve paying Tescorp's shareholders $4.50 per share of Common Stock and $144 per share of Series 1995 8% Preferred Stock. See Note 1 to the Consolidated Financial Statements for the terms and conditions of the agreement.

         At September 30, 1997, the Company held $4.2 million of cash and cash equivalents, $1.0 million of which are held in accounts outside of the United States. Cash and cash equivalents are generally not subject to or impacted by changes in conditions or trends in any single industry. However, they may be subject to significant changes in overall economic conditions, and funds held in accounts outside of the United States may be subject to diminution in value because of foreign currency devaluation or governmental action.

         The Company's primary source of liquidity is cash provided by operations. Cash provided by operations for the first two quarters of fiscal 1998 was $429,000. The Company anticipates that cash provided by operations will increase during the year as operating efficiencies are attained in the most recently acquired cable television systems.

         Cash used in investing activities for the six-month period ending September 30, 1997 was $2.1 million. Cash used in investing activities related primarily to capital expenditures to connect additional subscribers and to upgrade the cable television systems.

         Cash provided by financing activities in 1997 was $4.3 million. The Company received a $5,000,000 deposit in connection with the execution of the agreement with Supercanal. Cash used in financing activities related primarily to the repayment of debt and payment of dividends on preferred stock in the amount of $641,000. The Company's Series 1995 Convertible preferred stock provides for cumulative, annual dividends in the amount of $8.00 per share payable on a quarterly basis. The Company's Series 1990 Convertible preferred stock provides for cumulative, annual dividends in the amount of $.50 per share payable on a quarterly basis. The Company has not paid dividends on its common stock, and it has no plans to make any such payments in the future.

         Working capital requirements vary with business conditions and the nature of the business being conducted. Management minimizes working capital requirements to the extent practicable. In addition, the Agreement with Supercanal restricts Tescorp with regards to the level of capital expenditures, acquisitions and certain other activities. In the opinion of management, the Company has adequate cash flow from operations to meet the on-going operating requirements of the existing cable television systems until the completion of the pending sale of the Company.

         The Agreement with Supercanal restricts the Company from certain activities. In accordance with the terms of the Agreement, the Company curtailed or reduced certain efforts with regards to the acquisition and development of cable television and communications properties in Latin America and the pursuit of capital to finance such endeavors. In the event that the anticipated sale of the Company is not completed, the Company would be required to obtain additional equity or debt financing to fund the cost of its future projects and the retirement of the Senior Debt at its February 1998 maturity date. The Company is unable to predict with any degree of certainty, whether it will be able to obtain sufficient debt or equity financing on acceptable terms, prior to the February 1998 maturity date, should it be required to do so in the absence of the transaction with Supercanal.

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


FOREIGN INVESTMENT RISK

         The Company's Argentine subsidiaries are directly affected by Argentina's government, economic and fiscal policy and other political factors. The Company believes that its financial condition and its results of operations have not been adversely affected by these factors to date. However, the Company cannot predict with any degree of certainty the likelihood that these elements will remain stable. Policy changes imposed by the Argentine government in any of these areas could have a material adverse effect on the Company.

         With the assistance of its Argentine joint venture partners and legal counsel, management is currently seeking licensure of the Company or its subsidiaries to own and operate cable television systems in Argentina. To date and to the best knowledge of the management of the Company, COMFER has formally approved or licensed two U.S. companies; however, the Company has no assurance that COMFER will approve its licensure. A decision by COMFER to deny the licensure of the Company or its affiliated entities could have a material adverse impact on the operations and value of the Company.

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

         1.       Form 8-K, for an event dated September 17, 1997

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TESCORP, INC.



                                          By: /s/ Jack S. Gray, Jr.
                                              ----------------------------
                                                  Jack S. Gray, Jr.
                                                  President and Chief
                                                  Operating Officer


                                          By: /s/ Neil R. Austrian, Jr.
                                              ----------------------------
                                                  Neil R. Austrian, Jr.
                                                  Senior Vice President
                                                  and Chief Financial Officer
                                                  (Principal Financial Officer)


Austin, Texas
November 12, 1997

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27.1              Financial Data Schedule