Form 10-Q
period 1997-12-31
TESCORP INC
filed 1998-02-17
CIK 865457

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 1997

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

                           Yes [X]                    No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Shares Outstanding at January 19, 1998
  Common Stock, $ .02 par value                     19,800,478


================================================================================

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL INFORMATION


                         TESCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                       Assets                                                     March 31, 1997  December 31, 1997
                                       ------                                                     --------------  ----------------
                                                                                                                      (Unaudited)
Cash and cash equivalents                                                                           $  1,623,375      $ 10,019,858
Accounts receivable-subscribers, net                                                                   2,208,417         2,425,668
Prepaid expenses and other assets                                                                      1,306,904           954,833
Plant and equipment, net                                                                              11,639,281        11,255,818
Franchise costs, net of amortization                                                                  32,848,985        33,616,726
                                                                                                    ------------      ------------
          Total assets                                                                              $ 49,626,962      $ 58,272,903
                                                                                                    ============      ============

                   Liabilities and Stockholders' Equity

Accounts payable                                                                                    $  1,435,522      $  1,704,730
Accrued license and copyright fees                                                                     1,795,300         1,490,485
Income taxes payable                                                                                   1,384,833         2,077,170
Other liabilities                                                                                      3,241,110         2,341,847
Debt                                                                                                   7,262,237         1,188,673
                                                                                                    ------------      ------------
           Total liabilities                                                                          15,119,002         8,802,905
                                                                                                    ------------      ------------

Minority Interest                                                                                        887,303           785,660
                                                                                                    ------------      ------------

Stockholders' Equity:
     Preferred stock, $1 par value, 5,000,000 shares authorized:
       Series 1990 Convertible preferred stock, $5 redemption value per share, 704,684 shares authorized, 693,864 and 567,061 shares issued and outstanding with an aggregate preference on liquidation of $3,469,320 and $2,835,305, at
       March 31 and December 31, 1997, respectively                                                      693,864           567,061

       Series 1995 Convertible preferred stock, 200,000 shares authorized,
       139,250 shares issued and outstanding with an
       aggregate preference on liquidation of $13,925,000                                                139,250           139,250

     Common stock, $.02 par value, 50,000,000 shares authorized, 13,178,007 and
     19,379,095 shares issued and outstanding at
     March 31 and December 31, 1997, respectively                                                        263,560           387,582

     Additional paid-in capital                                                                       66,508,484        86,645,322
     Accumulated deficit                                                                             (33,984,501)      (39,054,877)
                                                                                                    ------------      ------------
          Total stockholders' equity                                                                  33,620,657        48,684,338
                                                                                                    ------------      ------------

Commitments and contingencies                                                                                 --                --
                                                                                                    ------------      ------------
          Total liabilities and stockholders' equity                                                $ 49,626,962      $ 58,272,903
                                                                                                    ============      ============





          See accompanying notes to consolidated financial statements.

                         TESCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the Three Months Ended December 31, 1996 and 1997
                                   (Unaudited)

                                                                             1996             1997
                                                                         -----------      -----------
Revenues                                                                 $ 5,480,270      $ 7,673,232
                                                                         -----------      -----------

Operating costs and expenses:
       Operating costs                                                     3,777,617        5,556,589
       General and administrative expenses                                   874,863        1,005,330
       Depreciation                                                          904,528        1,312,617
       Amortization of franchise costs                                       345,141          469,541
                                                                         -----------      -----------
Total operating costs and expenses                                         5,902,149        8,344,077
                                                                         -----------      -----------

Operating loss                                                              (421,879)        (670,845)
                                                                         -----------      -----------

Other income (expense):
       Interest  income                                                       39,230           56,898
       Other income (expense)                                                (12,017)           5,704
       Interest expense                                                      (62,198)        (306,713)
                                                                         -----------      -----------
Total other income (expense), net                                            (34,985)        (244,111)
                                                                         -----------      -----------

Loss before provision for income taxes and minority interests               (456,864)        (914,956)

Income tax expense                                                           118,694          213,458
                                                                         -----------      -----------
Loss before minority interests                                              (575,558)      (1,128,414)

Minority interest in the loss of consolidated subsidiaries                     5,781           29,054
                                                                         -----------      -----------
Net loss                                                                    (569,777)      (1,099,360)

Preferred stock dividends                                                   (367,234)        (363,822)
                                                                         -----------      -----------

Net loss applicable to common stock                                      $  (937,011)     $(1,463,182)
                                                                         ===========      ===========

Loss per share applicable to common stock                                $     (0.07)     $     (0.10)
                                                                         ===========      ===========



          See accompanying notes to consolidated financial statements.

                         TESCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the Nine Months Ended December 31, 1996 and 1997
                                   (Unaudited)

                                                                                1996              1997
                                                                           ------------      ------------
Revenues                                                                   $ 16,409,615      $ 22,010,482
                                                                           ------------      ------------

Operating costs and expenses:
       Operating costs                                                       11,615,070        15,943,695
       General and administrative expenses                                    2,805,857         3,318,562
       Depreciation                                                           2,600,931         3,911,295
       Amortization of franchise costs                                        1,016,196         1,359,475
                                                                           ------------      ------------
Total operating costs and expenses                                           18,038,054        24,533,027
                                                                           ------------      ------------

Operating loss                                                               (1,628,439)       (2,522,545)
                                                                           ------------      ------------

Other income (expense):
       Interest  income                                                         198,466            74,013
       Other income (expense)                                                    (2,435)           23,266
       Interest expense                                                        (158,921)         (961,257)
                                                                           ------------      ------------
Total other income (expense), net                                                37,110          (863,978)
                                                                           ------------      ------------

Loss before provision for income taxes and minority interests                (1,591,329)       (3,386,523)

Income tax expense                                                              361,071           657,798
                                                                           ------------      ------------
Loss before minority interests                                               (1,952,400)       (4,044,321)

Minority interest in the loss of consolidated subsidiaries                       28,936            68,172
                                                                           ------------      ------------
Net loss                                                                     (1,923,464)       (3,976,149)

Preferred stock dividends                                                    (1,129,826)       (1,094,227)
                                                                           ------------      ------------

Net loss applicable to common stock                                        $ (3,053,290)     $ (5,070,376)
                                                                           ============      ============

Loss per share applicable to common stock                                  $      (0.24)     $      (0.37)
                                                                           ============      ============




          See accompanying notes to consolidated financial statements.

                         TESCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 1996 and 1997
                                   (Unaudited)

                                                                                         1996              1997
                                                                                     ------------      ------------
Cash flows from operating activities:
  Net loss                                                                           $ (1,923,464)     $ (3,976,149)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation expense                                                               2,600,931         3,911,295
     Amortization of franchise costs                                                    1,016,196         1,359,475
     Amortization of debt issuance costs                                                       --           144,421
     Deferred income tax expense                                                         (104,339)         (245,858)
     Minority interest in the loss of consolidated subsidiaries                           (28,936)          (68,172)
  Changes in operating assets and liabilities excluding effects of acquired businesses:
     Accounts receivable from subscribers                                                 (73,994)         (118,883)
     Prepaid expenses and other assets                                                    967,317           209,622
     Accounts payable                                                                    (324,378)          268,197
     Accrued expenses and other liabilities                                              (667,012)         (369,973)
                                                                                     ------------      ------------
         Net cash provided by operating activities                                      1,462,321         1,113,975
                                                                                     ------------      ------------

Cash flows from investing activities:
  Property additions                                                                   (2,089,207)       (2,853,785)
  Proceeds from principal repayment on mortgage receivable                                  8,571            19,443
  Acquisition of cable television systems, net of cash acquired                        (5,956,909)       (2,815,945)
                                                                                     ------------      ------------
         Net cash used in investing activities                                         (8,037,545)       (5,650,287)
                                                                                     ------------      ------------

Cash flows from financing activities:
  Common stock issued in connection with Merger Agreement                                      --        20,000,000
  Borrowings under credit facilities                                                           --           500,000
  Principal payments on debt                                                             (243,184)       (6,573,564)
  Dividends paid on preferred stock                                                      (983,155)         (960,170)
  Distributions to minority shareholder of subsidiary                                          --           (33,471)
  Exercise of warrants                                                                    490,286                --
                                                                                     ------------      ------------
         Net cash provided by (used in) financing activities                             (736,053)       12,932,795
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents                                   (7,311,277)        8,396,483

Cash and cash equivalents at beginning of period                                        8,529,100         1,623,375
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $  1,217,823      $ 10,019,858
                                                                                     ============      ============

Significant non-cash financing activities are as follows:
    Acquisition of Company's common stock in satisfaction of an
    outstanding obligation                                                           $     80,876      $         --
                                                                                     ============      ============
    Distribution of common stock to holders of Series 1995 preferred
    stock electing to receive dividends in the form of common stock                  $    146,672      $    134,057
                                                                                     ============      ============





          See accompanying notes to consolidated financial statements.

TESCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
December 31, 1997

NOTE 1 - STOCK PURCHASE AND MERGER AGREEMENT:

         On September 16, 1997 Tescorp, Inc. ("Tescorp" or the "Company") entered into a Stock Purchase and Merger Agreement (the "Agreement") with a wholly-owned subsidiary of Supercanal Holding, S. A. ("Supercanal"), an Argentine corporation. The Agreement provides for Supercanal's acquisition of Tescorp through a series of transactions which would ultimately involve paying Tescorp's shareholders $4.50 per share of Common Stock and $144 plus accrued dividends per share of Series 1995 8% Preferred Stock. In accordance with the terms of the Agreement, Supercanal paid to the Company a deposit of $5.0 million at the execution of the Agreement.

         On December 8, 1997, Tescorp and Supercanal modified the terms of the Agreement and entered into an Amended Stock Purchase and Merger Agreement (hereinafter, the "Agreement" refers to the amended agreement). Pursuant to the terms of the Agreement, Supercanal purchased 6,006,006 shares of common stock for a total of $20 million. The Company received $15 million in cash and applied the $5 million deposit that was made at the signing of the original agreement. As stipulated in the Agreement, the Company used a portion of the proceeds from the sale of common stock to retire all of the outstanding 13% Senior Notes which were due in February 1998.

         Concurrently with the execution of the Agreement, Supercanal made an offer to purchase all the outstanding shares of common stock and Series 1995 8% Convertible Preferred Stock of Tescorp. The offer expired on February 5, 1998 and approximately 95% of the Common Stock and 100% of the Series 1995 Preferred Stock had been tendered. On February 10, 1998,, Supercanal purchased 13,413,513 shares of Common Stock and the 139,250 shares of Series 1995 Preferred Stock that were tendered. The Company also made payments to the holders of stock options and warrants aggregating approximately $5.1 million in exchange for the cancellation of all outstanding options and warrants.

         Also, under the terms of the Agreement, on December 10, 1997, the Company announced that it would redeem all outstanding shares of its Series 1990 10% Convertible Preferred Stock (the "1990 Preferred Stock") at a price per share of $5.00 plus accrued and unpaid dividends, to holders of record on February 6, 1998 (the "Redemption Price"). Holders of the 1990 Preferred Stock had the right until February 6, 1998 to convert each share into 1.2531 shares of common stock.. After February 6, 1998, holders of the 1990 Preferred Stock certificates have no rights of shareholders of the Company other than the right to receive the Redemption Price upon surrender of such certificates. A total of 81,030 shares did not convert and will be redeemed upon surrender of their certificates.

NOTE 2 - ORGANIZATION AND BASIS OF PRESENTATION:

Business and principles of consolidation

         Tescorp is a Texas corporation that was organized in 1980. The accompanying consolidated financial statements include the accounts of Tescorp, its subsidiaries and companies in which it holds majority joint venture interests (referred to herein collectively as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company presently provides cable television service to twelve Argentine cities in seven provinces.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) have been made that are considered necessary for a fair presentation of the financial condition of the Company as of December 31, 1997, and of the results of its operations for the three month period then ended. These consolidated statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-KSB which includes audited financial statements for the fiscal year ended March 31, 1997. Please note that certain amounts have been reclassified for comparability with the current period presentation.

NOTE 3 - ACQUISITIONS:

         On October 23, 1997, the Company acquired the stock of San Martin de los Andes Televisora Color S.A., a company that provides cable television service to approximately 3,500 subscribers in the Argentine city of San Martin de los Andes, Neuquen Province. The purchase price was approximately $2.58 million, subject to certain adjustments. The Company paid $1,562,000 at closing and the balance is payable in six monthly installments each in the amount of $170,000. The Company anticipates that it will incur approximately $100,000 of closing costs in addition to the purchase price.

         The acquisition was accounted for using the purchase method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, which resulted in franchise costs of approximately $1.97 million that will be amortized over 20 years. The allocation of the purchase price below is, in certain instances, based on preliminary information and is therefore subject to revision when additional information concerning asset and liability valuations is obtained. In the opinion of the Company's management, the asset and liability valuations should not be materially different than the allocations shown below. The determination of the final fair values of the assets and liabilities of the acquisitions made during the year end March 31, 1997 resulted in adjustments in the current year to increase franchise costs by approximately $160,000. A summary of the purchase price allocation is as follows:

          Accounts receivable and other assets              $     120,000
          Property and equipment                                  674,000
          Franchise costs                                       2,127,000
          Accounts payable and other liabilities                  (49,000)
          Deferred income taxes                                   (56,000)
                                                            =============
                                                            $   2,816,000
                                                            =============

NOTE 4 - LOSS PER COMMON AND COMMON EQUIVALENT SHARE:

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 attempts to simplify the calculation and presentation of earnings per share. This standard requires that all prior period earnings per share data presented to be restated to conform to the provisions of SFAS 128, and is effective for all periods ending after December 15, 1997.

         Basic loss per common and common equivalent share attributable to common shareholders was computed by dividing net loss attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding (12,853,853 and 14,734,638 for the three months and 12,753,351 and 13,703,873 for the nine months ended December 31, 1996 and 1997, respectively).

         Diluted loss per share is not presented because the presentation would be anti dilutive.

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


RESULTS OF OPERATIONS.

         During the three and nine-month periods ended December 31, 1997, the Company operated cable television systems serving 12 cities, principally in southern Argentina. During the same periods of the prior year the Company provided cable television service to eight Argentine cities. The Company acquired a competing cable television system serving Reconquista and Avellaneda, Santa Fe Province in August 1996, acquired a system serving Comodoro Rivadavia, Chubut Province in December 1996 and acquired two companies operating cable television systems serving the adjoining cities of Viedma, Rio Negro Province and Carmen de Patagones, Buenos Aires Province in February 1997. In March 1997, the Company also acquired a company operating an ultra high frequency system competing with the Company in San Carlos de Bariloche, Rio Negro Province. The results of the operations of these acquired systems are included in the Company's consolidated financial statements for the periods ended in 1997 and from the dates of their respective acquisition for the periods ended in 1996. The results of the operations of the company operating the cable television system in San Martin de los Andes, Neuquen Province are included in the periods ended in 1997 from the date of its acquisition in October 1997.


                      THREE MONTHS ENDED DECEMBER 31, 1996
              COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

         Revenues. Revenues increased 40.0% from $5.5 million for the period ending in 1996 to $7.7 million for the period ending in 1997 primarily as a result of the acquisitions described above. Aggregate subscriber revenue from the cable television systems in operation during both periods (excluding acquisitions) increased by approximately 6.7% over the same period in 1996 primarily as a result of an increase in the number of basic subscribers served.

         Operating Costs. Operating costs increased 47.1% from $3.8 million for the period ending in 1996 to $5.6 million for the period ending in 1997 primarily as a result of the acquisitions described above. As a percentage of revenues, Argentine cable television system operating costs increased from 68.9% in the period ending in 1996 to 72.4% in the period ending in 1997. Franchise taxes in Rio Gallegos and Ushuaia increased as a result of the expiration during fiscal 1997 of the Company's exemption from franchise fees payable to COMFER (the Argentine governmental agency that licenses and regulates cable television operations). The Company has requested extensions of the franchise fee exemptions retroactive to the original expiration dates from COMFER. However, the Company is not able to predict whether the extensions will be granted. Also the operating margins of the newly acquired systems were substantially less than the systems acquired prior to 1997 which reduced the Company's overall operating margins in 1997. The Company expects the financial performance of the newly acquired systems to improve as restructuring and rebuilding measures are implemented. As a percentage of revenues, operating costs for the cable television systems in operation during both periods declined from 68.9% in the period ending in 1996 to 67.5% in the period ending in 1997 as a result of savings in personnel, bad debts and other expenses achieved under the Company's management which offset the increased franchise fees and gross receipts taxes.

         General and Administrative Expenses. General and administrative expenses increased 14.9% from $875,000 for the period ending in 1996 to $1.1 million for the period ending in 1997. However, as a percentage of revenues, general and administrative expenses decreased from 16.0% for the period ending in 1996 to 13.1% for the period ending in 1997.

         Depreciation and Amortization. Depreciation and amortization increased 42.6% from $1.2 million for the period ending in 1996 to $1.8 million for the corresponding period in 1997 due primarily to the amortization of franchise costs of the acquisitions described above and the depreciation of capital expenditures in existing cable television systems and the additional cable television plant of the newly acquired companies.

         Other Income (Expense). The Company had net other expense of $35,000 for the period ending in 1996, and $244,000 for the corresponding period in 1997. This change was due primarily to a $245,000 increase in interest expense associated with debt incurred in the last quarter of the fiscal year ended March 31, 1997.

         Income Tax Expense. The Company recorded income tax expense of approximately $119,000 for the period ending in 1996 compared to approximately $213,000 for the period ending in 1997. The Company experienced a net loss before provision for income taxes and minority interests for both periods. However, it incurred income tax expense primarily due to Argentine income tax regulations that prohibit the deduction of losses from one subsidiary against income from another subsidiary in a consolidated return.

         Preferred Stock Dividends. Preferred stock dividends decreased by 1.0% from $367,000 for the period ending in 1996 to $364,000 for the period ending in 1997 due primarily to the conversion of certain shares of Series 1995 Preferred Stock in fiscal 1997.

                       NINE MONTHS ENDED DECEMBER 31, 1997
               COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997

         Revenues. Revenues increased 34.1% from $16.4 million in 1996 to $22.0 million in 1997 primarily as a result of the acquisitions described above. Aggregate subscriber revenue from the cable television systems in operation during both periods (excluding acquisitions) increased by approximately 5.8% over the same period in 1996 primarily as a result of a rate increase implemented in the Reconquista/Avellaneda market and from an increase in the number of basic subscribers served during the current period. The number of basic subscribers at December 31, 1997 (excluding the subscriber increase from acquisitions in 1997) has increased by approximately 7.4% from the subscriber level at December 31, 1996.

         Operating Costs. Operating costs increased 37.3% from $11.6 million for the period ending in 1996 to $15.9 million for the period ending in 1997 primarily as a result of the acquisitions described above. As a percentage of revenues, Argentine cable television system operating costs increased from 70.8% in the period ending in 1996 to 72.4% in the period ending in 1997. However, operating costs for the cable television systems in operation during both periods declined from 70.8% in the period ending in 1996 to 67.1% in the period ending in 1997. The analysis of operating costs for the current quarter discussed above is also applicable to the nine-month periods.

         General and Administrative Expenses. General and administrative expenses increased 18.3% from $2.8 million for the period ending in 1996 to $3.3 million for the period ending in 1997. However, as a percentage of revenues, general and administrative expenses decreased from 17.1% for the period ending in 1996 to 15.1% for the period ending in 1997.

         Depreciation and Amortization. Depreciation and amortization increased 45.7% from $3.6 million for the period ending in 1996 to $5.3 million for the corresponding period in 1997 due primarily to the amortization of franchise costs of the acquisitions described above and the depreciation of capital expenditures in existing cable television systems and the additional cable television plant of the newly acquired companies.

         Other Income (Expense). The Company had net other income of $37,000 for the period ending in 1996, while it had net other expense of $864,000 for the corresponding period in 1997. This change was due primarily to a $124,000 decrease in interest income and a $802,000 increase in interest expense primarily associated with debt incurred in the last quarter of the fiscal year ended March 31, 1997.

         Income Tax Expense. The Company recorded income tax expense of approximately $361,000 for the period ending in 1996 compared to $658,000 for the period ending in 1997. The Company experienced a net loss before provision for income taxes and minority interests for both periods. However, it incurred income tax expense primarily due to Argentine income tax regulations that prohibit the deduction of losses from one subsidiary against income from another subsidiary in a consolidated return.

         Preferred Stock Dividends. Preferred stock dividends decreased by 3.2% from $1.13 million for the period ending in 1996 to $1.09 million for the period ending in 1997 due primarily to the conversion of certain shares of Series 1995 Preferred Stock in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         On February 10, 1998, Supercanal Holding S.A. through one of its subsidiaries acquired all of the outstanding preferred stock and 95% of the common stock of Tescorp (see Note 1 to Financial Statements). Tescorp is presently in the process of being merged with Supercanal and will be a wholly-owned subsidiary of Supercanal. Therefore, the liquidity of the Company will no longer be dependent on its separate operations or capital resources as it will be included in the financial structure of Supercanal.

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

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         On December 8, 1998, the Company issued 6,006,006 shares of its Common Stock in connection with a Stock Purchase and Merger Agreement whereby Supercanal Holding S.A. would acquire all of the outstanding stock of the Company (see Note 1 to Financial Statements).

         On February 9, 1998, the Series 1990 10% Convertible Preferred Stock was redeemed. Holders of this class of stock no longer have rights as shareholders and have no interest in or claim against the Company with respect to such shares except to receive payment of the redemption price (including all accrued and unpaid dividends through February 9, 1998) upon surrender of the their certificates.

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

SIGNATURES


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



                                      TESCORP, INC.



                                      By: /s/ Jack S. Gray, Jr.
                                          --------------------------------
                                          Jack S. Gray, Jr.
                                          President and
                                          Chief Operating Officer


                                      By: /s/ Neil R. Austrian, Jr.
                                          --------------------------------
                                          Neil R. Austrian, Jr.
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)




Austin, Texas
February 13, 1998

                               INDEX TO EXHIBITS

         Exhibit
         No.                        Description
         -------                    -----------
         27.1            Financial Data Schedule